Form 10-Q
period 2001-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2001-05-11
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001


Commission File Number: P-7:  0-20265           P-8:  0-20264




     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
    ---------------------------------------------------------------------
         (Exact name of Registrant as specified in its Articles)




                                                      P-7 73-1367186
                  Oklahoma                            P-8 73-1378683
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                        Number)
           organization)



       Two West Second Street, Tulsa, Oklahoma              74103
     ------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  554,013       $  633,461
   Accounts receivable:
      Net Profits                                 574,583          612,799
                                               ----------       ----------
        Total current assets                   $1,128,596       $1,246,260

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,391,948        2,325,235
                                               ----------       ----------
                                               $3,520,544       $3,571,495
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  110,924)     ($  104,594)
   Limited Partners, issued and
      outstanding, 188,702 units                3,631,468        3,676,089
                                               ----------       ----------
        Total Partners' capital                $3,520,544       $3,571,495
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                              ----------          --------

REVENUES:
   Net Profits                                  $735,804          $669,867
   Interest income                                 7,081             3,876
                                                --------          --------
                                                $742,885          $673,743

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 56,323          $ 71,759
   General and administrative
      (Note 2)                                    68,375            67,451
                                                --------          --------
                                                $124,698          $139,210
                                                --------          --------

NET INCOME                                      $618,187          $534,533
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 32,808          $ 29,403
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $585,379          $505,130
                                                ========          ========
NET INCOME per unit                             $   3.10          $   2.68
                                                ========          ========
UNITS OUTSTANDING                                188,702           188,702
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $618,187          $534,533
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 56,323            71,759
      (Increase) decrease in accounts
        receivable - Net Profits                  38,216         ( 148,340)
                                                --------          --------
Net cash provided by operating
   activities                                   $712,726          $457,952
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($123,036)        ($ 39,209)
                                                --------          --------
Net cash used by investing activities          ($123,036)        ($ 39,209)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($669,138)        ($376,788)
                                                --------          --------
Net cash used by financing activities          ($669,138)        ($376,788)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 79,448)         $ 41,955

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           633,461           353,416
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $554,013          $395,371
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,        December 31,
                                                 2001               2000
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  468,645        $  498,373
   Accounts receivable:
      Net Profits                                 382,635           405,439
                                               ----------        ----------
        Total current assets                   $  851,280        $  903,812

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,394,088         1,355,008
                                               ----------        ----------
                                               $2,245,368        $2,258,820
                                               ==========        ==========



                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   48,168)      ($   44,319)
   Limited Partners, issued and
      outstanding, 116,168 units                2,293,536         2,303,139
                                               ----------        ----------
        Total Partners' capital                $2,245,368        $2,258,820
                                               ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ---------         ---------

REVENUES:
   Net Profits                                  $534,234          $432,044
   Interest income                                 5,712             3,282
   Gain on sale of Net Profits
      Interests                                        -             2,292
                                                --------          --------
                                                $539,946          $437,618

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 34,540          $ 41,527
   General and administrative
      (Note 2)                                    48,045            41,416
                                                --------          --------
                                                $ 82,585          $ 82,943
                                                --------          --------

NET INCOME                                      $457,361          $354,675
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 23,964          $ 19,231
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $433,397          $335,444
                                                ========          ========
NET INCOME per unit                             $   3.73          $   2.89
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001            2000
                                               ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $457,361        $354,675
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 35,540          41,527
      Gain on sale of Net Profits
        Interests                                      -       (   2,292)
      (Increase) decrease in accounts
        receivable - Net Profits                  22,804       (  97,665)
      Increase in accounts receivable -
        General Partner                                -       (   2,292)
                                                --------        --------
Net cash provided by operating
   activities                                   $514,705        $293,953
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 73,620)      ($ 22,449)
   Proceeds from sale of Net Profits
      Interests                                        -           2,292
                                                --------        --------
Net cash used by investing activities          ($ 73,620)      ($ 20,157)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($470,813)      ($252,322)
                                                --------        --------
Net cash used by financing activities          ($470,813)      ($252,322)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 29,728)       $ 21,474

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           498,373         291,963
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $468,645        $313,437
                                                ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which Partnerships' Net Profits Interests are carved are referred to as "Working Interests".

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      NET PROFITS INTERESTS
      ---------------------

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a net profits interest or other non-operating interest in producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of Net Profits Interests acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Impairment of Net Profits Interests is recognized based upon an individual property assessment.

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the owners of the Working Interests to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the Net Profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $18,716                  $49,659
               P-8                   17,475                   30,570

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


GENERAL
-------

      The Partnerships were formed for the purpose of acquiring Net Profits Interests located in the continental United States. In general, each Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying Working Interests. The net proceeds from the oil and gas operations are distributed to the Limited Partners and General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                            Limited
                                     Date of             Partner Capital
               Partnership         Activation             Contributions
               -----------      ------------------       ---------------

                  P-7           February 28, 1992          $18,870,200
                  P-8           February 28, 1992          $11,616,800

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for particular quarterly cash distribution. During the three months ended March 31, 2001, capital expenditures for the P-7 and P-8 Partnerships totaled $123,036 and $73,620, respectively. These expenditures were primarily due to drilling and recompletion activities on two large unitized properties, the North Riley Unit in Gaines County, Texas, in which the P-7 and P-8 Partnerships own interests of 2.0% and 1.2%, respectively, and the Robertson North Unit in Gaines County, Texas, in which the P-7 and P-8 Partnerships own interests of 2.7% and 1.7%, respectively.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 2000.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $735,804         $669,867
      Barrels produced                              16,926           26,147
      Mcf produced                                 108,344          124,524
      Average price/Bbl                           $  27.64         $  27.51
      Average price/Mcf                           $   5.33         $   2.56

      As shown in the table above, total Net Profits increased $65,937 (9.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $300,000 was related to an increase in the average price of gas sold and approximately $58,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $254,000 and $41,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,221 barrels and 16,180 Mcf, respectively, during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to
      (i) normal declines in production and (ii) the sale of one significant well during 2000. The decrease in production expenses was primarily due
      (i) the sale of several wells during 2000 and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2000 in order to improve the recovery of reserves. Average oil and gas prices increased to $27.64 per barrel and $5.33 per Mcf, respectively, for the three months ended March 31, 2001 from $27.51 per barrel and $2.56 per Mcf, respectively, for the three months ended March 31, 2000.

      Depletion of Net Profits Interests decreased $15,436 (21.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 7.7% for the three months ended March 31, 2001 from 10.7% for the three months ended March 31, 2000. This percentage decrease was primarily due the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $924 (1.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of Net Profits, these expenses decreased to 9.3% for the three months ended March 31, 2001 from 10.1% for the three months ended March 31, 2000.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2001  were  $14,404,916  or  76.34%  of  the  Limited   Partner's  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $534,234         $432,044
      Barrels produced                              10,490           15,573
      Mcf produced                                  79,985           88,432
      Average price/Bbl                           $  27.55         $  27.48
      Average price/Mcf                           $   5.59         $   2.59

      As shown in the table above, total Net Profits increased $102,190 (23.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $240,000 was related to an increase in the average price of gas sold and approximately $23,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $140,000 and $22,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,083 barrels and 8,447 Mcf, respectively, during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. The decrease in production expenses was primarily due (i) the sale of several wells during 2000 and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2000 in order to improve the recovery of reserves. Average oil and gas prices increased to $27.55 per barrel and $5.59 per Mcf, respectively, for the three months ended March 31, 2001 from $27.48 per barrel and $2.59 per Mcf, respectively, for the three months ended March 31, 2000.

      Depletion of Net Profits Interests decreased $6,987 (16.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.5% for the three months ended March 31, 2001 from 9.6% for the three months ended March 31, 2000. This percentage decrease was primarily due the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,629 (16.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to a change in allocation of audit fees among the P-8 Partnership and other affiliated partnerships. As a percentage of Net Profits, these expenses decreased to 9.0% for the three months ended March 31, 2001 from 9.6% for the three months ended March 31, 2000.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2001  were  $9,084,583  or  78.20%  of  the  Limited   Partner's   capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2001:

                  Date of Event                       January 26, 2001
                  Date filed with the SEC             January 26, 2001
                  Items Included                      Item 5 - Other
                                                      Events
                                                      Item 7 - Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 11, 2001                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 11, 2001                 By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer