Form 10-Q
period 2001-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2001-08-14
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001


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
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  637,169       $  633,461
   Accounts receivable:
      Net Profits                                 496,660          612,799
                                               ----------       ----------
        Total current assets                   $1,133,829       $1,246,260

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,411,459        2,325,235
                                               ----------       ----------
                                               $3,545,288       $3,571,495
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  114,630)     ($  104,594)
   Limited Partners, issued and
      outstanding, 188,702 units                3,659,918        3,676,089
                                               ----------       ----------
        Total Partners' capital                $3,545,288       $3,571,495
                                               ==========       ==========







            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                              ----------          --------

REVENUES:
   Net Profits                                  $727,938          $791,701
   Interest income                                 5,254             5,277
   Gain (loss) on sale of Net
      Profits Interests                        (     252)           37,268
                                                --------          --------
                                                $732,940          $834,246

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 65,573          $ 67,324
   General and administrative
      (Note 2)                                    51,777            51,630
                                                --------          --------
                                                $117,350          $118,954
                                                --------          --------

NET INCOME                                      $615,590          $715,292
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 33,140          $ 38,194
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $582,450          $677,098
                                                ========          ========
NET INCOME per unit                             $   3.09          $   3.59
                                                ========          ========
UNITS OUTSTANDING                                188,702           188,702
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,463,742        $1,461,568
   Interest income                                12,335             9,153
   Gain (loss) on sale of Net
      Profits Interests                      (       252)           37,268
                                              ----------        ----------
                                              $1,475,825        $1,507,989

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  121,896        $  139,083
   General and administrative
      (Note 2)                                   120,152           119,081
                                              ----------        ----------
                                              $  242,048        $  258,164
                                              ----------        ----------

NET INCOME                                    $1,233,777        $1,249,825
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   65,948        $   67,597
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,167,829        $1,182,228
                                              ==========        ==========
NET INCOME per unit                           $     6.19        $     6.27
                                              ==========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,233,777        $1,249,825
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                121,896           139,083
      (Gain) loss on sale of Net
        Profits Interests                            252       (    37,268)
      (Increase) decrease in accounts
        receivable - Net Profits                 116,139       (   288,630)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,472,064        $1,063,010
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  208,372)      ($  102,334)
   Proceeds from sale of Net Profits
      Interests                                        -            38,258
                                              ----------        ----------
Net cash used by investing activities        ($  208,372)      ($   64,076)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,259,984)      ($  803,059)
                                              ----------        ----------
Net cash used by financing
   activities                                ($1,259,984)      ($  803,059)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $    3,708        $  195,875

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           633,461           353,416
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  637,169        $  549,291
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                June 30,        December 31,
                                                  2001              2000
                                               -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  521,483        $  498,373
   Accounts receivable:
      Net Profits                                 329,411           405,439
                                               ----------        ----------
        Total current assets                   $  850,894        $  903,812

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,404,658         1,355,008
                                               ----------        ----------
                                               $2,255,552        $2,258,820
                                               ==========        ==========



                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   50,728)      ($   44,319)
   Limited Partners, issued and
      outstanding, 116,168 units                2,306,280         2,303,139
                                               ----------        ----------
        Total Partners' capital                $2,255,552        $2,258,820
                                               ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ---------         ---------

REVENUES:
   Net Profits                                  $518,679          $493,893
   Interest income                                 4,443             4,210
   Gain (loss) on sale of Net
      Profits Interests                        (     121)           19,138
                                                --------          --------
                                                $523,001          $517,241

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 40,170          $ 38,795
   General and administrative
      (Note 2)                                    32,169            32,042
                                                --------          --------
                                                $ 72,339          $ 70,837
                                                --------          --------

NET INCOME                                      $450,662          $446,404
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 23,918          $ 23,661
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $426,744          $422,743
                                                ========          ========
NET INCOME per unit                             $   3.67          $   3.64
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                             -----------         ---------

REVENUES:
   Net Profits                                $1,052,913          $925,937
   Interest income                                10,155             7,492
   Gain (loss) on sale of Net
      Profits Interests                      (       121)           21,430
                                              ----------          --------
                                              $1,062,947          $954,859

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   74,710          $ 80,322
   General and administrative
      (Note 2)                                    80,214            73,458
                                              ----------          --------
                                              $  154,924          $153,780
                                              ----------          --------

NET INCOME                                    $  908,023          $801,079
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   47,882          $ 42,892
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  860,141          $758,187
                                              ==========          ========
NET INCOME per unit                           $     7.40          $   6.53
                                              ==========          ========
UNITS OUTSTANDING                                116,168           116,168
                                              ==========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001            2000
                                              ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  908,023        $801,079

   Adjustments  to  reconcile  net  income
      to net cash  provided  by  operating
      activities:
      Depletion of Net Profits
        Interests                                 74,710          80,322
      (Gain) loss on sale of Net
        Profits Interests                            121       (  21,430)
      (Increase) decrease in accounts
        receivable - Net Profits                  76,028       ( 178,622)
                                              ----------        --------
Net cash provided by operating
   activities                                 $1,058,882        $681,349
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  124,481)      ($ 60,237)
   Proceeds from sale of Net Profits
      Interests                                        -          21,872
                                              ----------        --------
Net cash used by investing activities        ($  124,481)      ($ 38,365)
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  911,291)      ($530,009)
                                              ----------        --------
Net cash used by financing activities        ($  911,291)      ($530,009)
                                              ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $   23,110        $112,975

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           498,373         291,963
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  521,483        $404,938
                                              ==========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $2,118                  $49,659
               P-8                    1,599                   30,570

      During the six months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $20,834                  $99,318
               P-8                   19,074                   61,140

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2001, capital expenditures for the P-7 and P-8 Partnerships totaled $208,372 and $124,481, respectively. These expenditures were primarily due to drilling and recompletion activities on two large unitized properties, the North Riley Unit in Gaines County, Texas, in which the P-7 and P-8 Partnerships own interests of 2.0% and 1.2%, respectively, and the Robertson North Unit in Gaines County, Texas, in which the P-7 and P-8 Partnerships own interests of 2.7% and 1.7%, respectively.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 2000. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $727,938         $791,701
      Barrels produced                              22,417           25,581
      Mcf produced                                 109,871          110,530
      Average price/Bbl                           $  25.21         $  29.01
      Average price/Mcf                           $   4.31         $   3.24

      As shown in the table above, total Net Profits decreased $63,763 (8.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $92,000 was related to a decrease in volumes of oil sold and approximately $85,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $118,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,164 barrels and 659 Mcf, respectively, during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was substantially offset by positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2001. Average oil prices decreased to $25.21 per barrel for the three months ended June 30, 2001 from $29.01 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.31 per Mcf for the three months ended June 30, 2001 from $3.24 per Mcf for the three months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $1,751 (2.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, this expense increased to 9.0% for the three months ended June 30, 2001 from 8.5% for the three months ended June 30, 2000.

      General and administrative expenses remained relatively constant for three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 7.1% for the three months ended June 30, 2001 from 6.5% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001           2000
                                                  ----------     ----------
      Net Profits                                 $1,463,742     $1,461,568
      Barrels produced                                39,343         51,728
      Mcf produced                                   218,215        235,054
      Average price/Bbl                           $    26.26     $    28.25
      Average price/Mcf                           $     4.82     $     2.88

      As shown in the table above, total Net Profits remained relatively constant for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Increases of approximately (i) $424,000 related to an increase in the average price of gas sold and (ii) $55,000 related to a decrease in production expenses were substantially offset by decreases of approximately (i) $350,000 and $48,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $79,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 12,385 barrels and 16,839 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. The decrease in production expenses was primarily due to (i) the sale of several wells during 2000 and (ii) workover expenses incurred on one significant well during the six months ended June 30, 2000. Average oil prices decreased to $26.26 per barrel for the six months ended June 30, 2001 from $28.25 per barrel for the six months ended June 30 2000. Average gas prices increased to $4.82 per Mcf for the six months ended June 30, 2001 from $2.88 per Mcf for the six months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $17,187 (12.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 8.3% for the six months ended June 30, 2001 from 9.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, these expenses remained relatively constant at 8.2% for the six months ended June 30, 2001 and 8.1% for the six months ended June 30, 2000.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2001  were  $14,958,916  or  79.27%  of  the  Limited   Partner's  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $518,679         $493,893
      Barrels produced                              13,554           15,012
      Mcf produced                                  84,894           79,832
      Average price/Bbl                           $  25.10         $  28.94
      Average price/Mcf                           $   4.47         $   3.21

      As shown in the table above, total Net Profits increased $24,786 (5.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately (i) $107,000 was related to an increase in the average price of gas sold, (ii) $16,000 was related to an increase in volumes of gas sold, and (iii) $4,000 related to a decrease in production expenses. These increases were partially offset by decreases of approximately (i) $52,000 related to a decrease in the average price of oil sold and (ii) $42,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,458 barrels, while volumes of gas sold increased 5,062 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Average oil prices decreased to $25.10 per barrel for the three months ended June 30, 2001 from $28.94 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.47 per Mcf for the three months ended June 30, 2001 from $3.21 per Mcf for the three months ended June 30, 2000.

      Depletion of Net Profits Interests increased $1,375 (3.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, this expense decreased to 7.7% for the three months ended June 30, 2001 from 7.9% for the three months ended June 30, 2000.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 6.2% for the three months ended June 30, 2001 from 6.5% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     2001            2000
                                                  ----------       --------
      Net Profits                                 $1,052,913       $925,937
      Barrels produced                                24,044         30,585
      Mcf produced                                   164,879        168,264
      Average price/Bbl                           $    26.17       $  28.20
      Average price/Mcf                           $     5.01       $   2.88

      As shown in the table above, total Net Profits increased $126,976 (13.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately (i) $352,000 was related to an increase in the average price of gas sold and (ii) $18,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately (i) $184,000 related to a decrease in volumes of oil sold and (ii) $49,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 6,541 barrels and 3,385 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during mid 2000 and (ii) normal declines in production. Average oil prices decreased to $26.17 per barrel for the six months ended June 30, 2001 from $28.20 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.01 per Mcf for the six months ended June 30, 2001 from $2.88 per Mcf for the six months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $5,612 (7.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, this expense decreased to 7.1% for the six months ended June 30, 2001 from 8.7% for the six months ended June 30, 2000. This percentage decrease was primarily due the increase in the average price of gas sold.

      General and administrative expenses increased $6,756 (9.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 7.6% for the six months ended June 30, 2001 from 7.9% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2001  were  $9,498,583  or  81.77%  of  the  Limited   Partner's   capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            None.

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 14, 2001              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 14, 2001              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer