Form 10-Q
period 2001-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2001-11-13
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001


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
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  199,520       $  633,461
   Accounts receivable:
      Net Profits                                 446,210          612,799
                                               ----------       ----------
        Total current assets                   $  645,730       $1,246,260

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,397,349        2,325,235
                                               ----------       ----------
                                               $3,043,079       $3,571,495
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  114,079)     ($  104,594)
   Limited Partners, issued and
      outstanding, 188,702 units                3,157,158        3,676,089
                                               ----------       ----------
        Total Partners' capital                $3,043,079       $3,571,495
                                               ==========       ==========







            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                --------        ----------

REVENUES:
   Net Profits                                  $237,881        $  661,848
   Interest income                                 3,479            10,588
   Gain on sale of Net
      Profits Interests                                -           353,794
                                                --------        ----------
                                                $241,360        $1,026,230

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 45,217        $   55,579
   General and administrative
      (Note 2)                                    53,117            53,966
                                                --------        ----------
                                                $ 98,334        $  109,545
                                                --------        ----------

NET INCOME                                      $143,026        $  916,685
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $  8,786        $   47,528
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $134,240        $  869,157
                                                ========        ==========
NET INCOME per unit                             $   0.71        $     4.60
                                                ========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                             ------------       ----------

REVENUES:
   Net Profits                                $1,701,623        $2,123,416
   Interest income                                15,814            19,741
   Gain (loss) on sale of Net
      Profits Interests                      (       252)          391,062
                                              ----------        ----------
                                              $1,717,185        $2,534,219

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  167,113        $  194,662
   General and administrative
      (Note 2)                                   173,269           173,047
                                              ----------        ----------
                                              $  340,382        $  367,709
                                              ----------        ----------

NET INCOME                                    $1,376,803        $2,166,510
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   74,734        $  115,125
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,302,069        $2,051,385
                                              ==========        ==========
NET INCOME per unit                           $     6.90        $    10.87
                                              ==========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,376,803        $2,166,510
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                167,113           194,662
      (Gain) loss on sale of Net
        Profits Interests                            252       (   391,062)
      (Increase) decrease in accounts
        receivable - Net Profits                 166,589       (   256,927)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,710,757        $1,713,183
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  239,479)      ($  185,525)
   Proceeds from sale of Net Profits
      Interests                                        -           395,873
                                              ----------        ----------
Net cash provided (used) by investing
   activities                                ($  239,479)       $  210,348
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,905,219)      ($1,401,092)
                                              ----------        ----------
Net cash used by financing
   activities                                ($1,905,219)      ($1,401,092)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  433,941)       $  522,439

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           633,461           353,416
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  199,520        $  875,855
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                              September 30,     December 31,
                                                  2001              2000
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  233,615        $  498,373
   Accounts receivable:
      Net Profits                                 282,843           405,439
                                               ----------        ----------
        Total current assets                   $  516,458        $  903,812

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,398,212         1,355,008
                                               ----------        ----------
                                               $1,914,670        $2,258,820
                                               ==========        ==========



                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   51,476)      ($   44,319)
   Limited Partners, issued and
      outstanding, 116,168 units                1,966,146         2,303,139
                                               ----------        ----------
        Total Partners' capital                $1,914,670        $2,258,820
                                               ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                                --------          --------

REVENUES:
   Net Profits                                  $194,816          $434,550
   Interest income                                 3,101             7,092
   Gain on sale of Net Profits
      Interests                                        -           181,260
                                                --------          --------
                                                $197,917          $622,902

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 30,277          $ 33,729
   General and administrative
      (Note 2)                                    32,985            33,463
                                                --------          --------
                                                $ 63,262          $ 67,192
                                                --------          --------

NET INCOME                                      $134,655          $555,710
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  7,789          $ 28,780
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $126,866          $526,930
                                                ========          ========
NET INCOME per unit                             $   1.10          $   4.53
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                             ------------       ----------

REVENUES:
   Net Profits                                $1,247,729        $1,360,487
   Interest income                                13,256            14,584
   Gain (loss) on sale of Net
      Profits Interests                      (       121)          202,690
                                              ----------        ----------
                                              $1,260,864        $1,577,761

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  104,987        $  114,051
   General and administrative
      (Note 2)                                   113,199           106,921
                                              ----------        ----------
                                              $  218,186        $  220,972
                                              ----------        ----------

NET INCOME                                    $1,042,678        $1,356,789
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   55,671        $   71,672
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  987,007        $1,285,117
                                              ==========        ==========
NET INCOME per unit                           $     8.50        $    11.06
                                              ==========        ==========
UNITS OUTSTANDING                                116,168           116,168
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,042,678        $1,356,789

   Adjustments  to  reconcile  net  income
      to net cash  provided  by  operating
      activities:
      Depletion of Net Profits
        Interests                                104,987           114,051
      (Gain) loss on sale of Net
        Profits Interests                            121       (   202,690)
      (Increase) decrease in accounts
        receivable - Net Profits                 122,596       (   158,085)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,270,382        $1,110,065
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  148,312)      ($  112,490)
   Proceeds from sale of Net Profits
      Interests                                        -           204,874
                                              ----------        ----------
Net cash provided (used) by investing
   activities                                ($  148,312)       $   92,384
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,386,828)      ($  909,721)
                                              ----------        ----------
Net cash used by financing activities        ($1,386,828)      ($  909,721)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  264,758)       $  292,728

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           498,373           291,963
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  233,615        $  584,691
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $3,458                  $49,659
               P-8                    2,415                   30,570

      During the nine months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $24,292                 $148,977
               P-8                   21,489                   91,710

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The P-7 and P-8 Partnerships' Statements of Cash Flows for the nine months ended September 30, 2000 include proceeds from the sale of certain oil and gas properties during the third quarter of 2000. These proceeds were included in the Partnerships' cash distributions paid in November 2000.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2001, capital expenditures for the P-7 and P-8 Partnerships totaled $239,479 and $148,312, respectively. These expenditures were primarily due to drilling and recompletion activities on two large unitized properties, the North Riley Unit in Gaines County, Texas, in which the P-7 and P-8 Partnerships own interests of approximately 2.0% and 1.2%, respectively, and the Robertson North Unit in Gaines County, Texas, in which the P-7 and P-8 Partnerships own interests of approximately 2.7% and 1.7%, respectively. During the nine months ended September 30, 2000, capital expenditures for the P-7 and P-8 Partnerships totaled $185,525 and $112,490, respectively. These expenditures were primarily due to the drilling activities in a large unitized property, the North Riley Unit in Gaines County, Texas, in which the P-7 and P-8 Partnerships own interests of approximately 2.0% and 1.2%, respectively.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships are scheduled to terminate on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner currently intends to extend the terms of the Partnerships for their first two year extension period to February 28, 2004.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $237,881         $661,848
      Barrels produced                              13,785           19,767
      Mcf produced                                  85,796           99,354
      Average price/Bbl                           $  25.37         $  29.15
      Average price/Mcf                           $   2.51         $   3.39

      As shown in the table above, total Net Profits decreased $423,967 (64.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately (i) $174,000 and $46,000, respectively, were related to decreases in volumes of oil and gas sold, (ii) $52,000 and $76,000, respectively, were related to decreases in the average prices of oil and gas sold, and (iii) $76,000 was related to an increase in production expenses. Volumes of oil and gas sold decreased 5,982 barrels and 13,558 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of two significant wells during mid 2000. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was partially offset by increased production on one significant well due to the successful recompletion of that well during 2001. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. This increase was partially offset by a decrease in production taxes associated with the decrease in Net Profits and the sale of two significant wells during mid 2000. Average oil and gas prices decreased to $25.37 per barrel and $2.51 per Mcf, respectively, for the three months ended September 30, 2001 from $29.15 per barrel and $3.39 per Mcf, respectively, for the three months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the P-7 Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $353,794 gain on such sales. No such sales occurred during the three months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $10,362 (18.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 19.0% for the three months ended September 30, 2001 from 8.4% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $849 (1.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of Net Profits, these expenses increased to 22.3% for the three months ended September 30, 2001 from 8.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Net Profits                                 $1,701,623     $2,123,416
      Barrels produced                                53,128         71,495
      Mcf produced                                   304,011        334,408
      Average price/Bbl                           $    26.03     $    28.50
      Average price/Mcf                           $     4.17     $     3.03

      As shown in the table above, total Net Profits decreased $421,793 (19.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this decrease, approximately (i) $523,000 and $92,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $131,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $346,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 18,367 barrels and 30,397 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells during 2000. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was partially offset by increased production on one significant well due to the successful recompletion of that well during 2001. Average oil prices decreased to $26.03 per barrel for the nine months ended
      September 30, 2001 from $28.50 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.17 per Mcf for the nine months ended September 30, 2001 from $3.03 per Mcf for the nine months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the P-7 Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $391,062 gain on such sales. No such sales occurred during the nine months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $27,549 (14.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 9.8% for the nine months ended September 30, 2001 from 9.2% for the nine months ended September 30, 2000.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, these expenses increased to 10.2% for the nine months ended September 30, 2001 from 8.1% for the nine months ended September 30, 2000. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2001 were $15,595,916 or 82.65% of the Limited Partner's capital contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $194,816         $434,550
      Barrels produced                               9,029           11,757
      Mcf produced                                  71,111           77,180
      Average price/Bbl                           $  25.08         $  29.12
      Average price/Mcf                           $   2.59         $   3.36

      As shown in the table above, total Net Profits decreased $239,734 (55.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately (i) $79,000 was related to a decrease in volumes of oil sold, (ii) $36,000 and $55,000, respectively, were related to decreases in the average prices of oil and gas sold, and (iii) $49,000 was related to an increase in production expenses. Volumes of oil and gas sold decreased 2,728 barrels and 6,069 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells during 2000. The increase in production expenses was primarily due to an increase in workover expenses incurred on several wells during the three months ended September 30, 2001. This increase was partially offset by (i) a decrease in production taxes associated with the decrease in Net Profits and (ii) the sale of several wells during 2000. Average oil and gas prices decreased to $25.08 per barrel and $2.59 per Mcf, respectively, for the three months ended September 30, 2001 from $29.12 per barrel and $3.36 per Mcf, respectively, for the three months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the P-8 Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $181,260 gain on such sales. No such sales occurred during the three months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $3,452 (10.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 15.5% for the three months ended September 30, 2001 from 7.8% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $478(1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of Net Profits, these expenses increased to 16.9% for the three months ended September 30, 2001 from 7.7% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Net Profits                                 $1,247,729     $1,360,487
      Barrels produced                                33,073         42,342
      Mcf produced                                   235,990        245,444
      Average price/Bbl                           $    25.87     $    28.45
      Average price/Mcf                           $     4.28     $     3.03

      As shown in the table above, total Net Profits decreased $112,758 (8.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this decrease, approximately (i) $264,000 and $29,000, respectively, were related to decreases in volumes of oil and gas sold, (ii) $85,000 was related to a decrease in the average price of oil sold, and (iii) $30,000 was related to an increase in production expenses. These decreases were partially offset by an increase of approximately $295,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 9,269 barrels and 9,454 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells during 2000. The increase in production expenses was primarily due to an increase in workover expenses incurred on several wells during the nine months ended September 30, 2001. This increase was partially offset by (i) a decrease in production taxes associated with the decrease in Net Profits and (ii) the sale of several wells during 2000. Average oil prices decreased to $25.87 per barrel for the nine months ended September 30, 2001 from $28.45 for the nine months ended September 30, 2000. Average gas prices increased to $4.28 per Mcf for the nine months ended September 30, 2001 from $3.03 per Mcf for the nine months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the P-8 Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $202,690 gain on such sales. No such sales occurred during the nine months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $9,064 (7.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, this expense remained constant at 8.4% for the nine months ended September 30, 2001 and the nine months ended September 30, 2000.

      General and administrative expenses increased $6,278 (5.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, these expenses increased to 9.1% for the nine months ended September 30, 2001 from 7.9% for the nine months ended September 30, 2000. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2001 were $9,965,583 or 85.79% of the Limited Partner's capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Accounting Officer of Geodyne.


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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2001            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2001            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer