Form 10-K405
period 2001-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2002-02-26
CIK 888239, 888240

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number:  P-7:  0-20265     P-8:  0-20264

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-7
                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-8
       -----------------------------------------------------------------
            (Exact name of Registrant as specified in its Articles)

                                            P-7: 73-1367186
            Oklahoma                        P-8:  73-1378683
---------------------------------       ----------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

                  Two West Second Street, Tulsa, Oklahoma 74103
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:
(918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
  Depositary Units of Limited Partnership interest

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days. Yes  X     No
                                             -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            X     Disclosure is not contained herein
         -----
                  Disclosure is contained herein
          -----

      The Depositary Units are not publicly traded, therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K405
                               TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................14
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......15

PART II.....................................................................15
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......15
      ITEM 6.     SELECTED FINANCIAL DATA  .................................17
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................20
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 29
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............29
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................29

PART III....................................................................29
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...29
      ITEM 11.    EXECUTIVE COMPENSATION....................................30
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................34
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............35

PART IV.....................................................................36
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................36

SIGNATURES..................................................................39

                                    PART I.

ITEM 1.     BUSINESS

      General

      The Geodyne Institutional/Pension Energy Income Limited Partnership P-7 (the "P-7 Partnership") and Geodyne Institutional/Pension Energy Income Limited Partnership P-8 (the "P-8 Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited
Partnership Act. Each Partnership is composed of Geodyne Resources, Inc. ("Geodyne" or the "General Partner"), a Delaware corporation, as the general partner, Geodyne Institutional Depositary Company, a Delaware corporation, as the sole initial limited partner, and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on February 28, 1992.

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001 Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning net profits and royalty interests in oil and gas properties located in the continental United States. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in oil and gas properties ("Working Interests") which were acquired by affiliated oil and gas investment programs or other affiliates (the "Affiliated Programs"). Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs on those properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Annual Report on Form 10-K405 ("Annual Report") the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

      In order to prudently manage the properties which are burdened by the Partnerships' Net Profits Interests, it may be appropriate for drilling operations to be conducted on such properties. Since the Partnerships' capitalized cost of their Net Profits Interests are calculated after considering such costs, the Partnerships also indirectly engage in development drilling.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2002, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement"). However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to February 28, 2004.


      Funding

      Although the Partnership Agreements permit each Partnership to incur a limited amount of borrowings, operations and expenses are currently funded out of revenues from each Partnership's Net Profits Interests. The General Partner may, but is not required to, advance funds to the Partnerships for the same purposes for which Partnership borrowings are authorized.



      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2001:

      Partnership              Customer                    Percentage
      -----------       ----------------------             ----------

          P-7           National Cooperative
                          Refinery Association
                          ("NCRA")                           26.6%
                        Hunt Oil Company                     14.3%
                        Scurlock Permian Corp.               11.2%
                        Duke Energy Field
                          Services, Inc. ("Duke")            11.0%

          P-8           NCRA                                 23.7%
                        El Paso Energy
                         Marketing Company                   14.3%
                        Duke                                 12.0%
                        Hunt Oil Company                     11.9%

      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by pipeline transporters, the Partnerships may encounter difficulty in marketing gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

      The Partnerships' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties in which the Partnerships own Net Profits Interests. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Oil, Gas, and Environmental Control Regulations

      Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex, and affect all who produce, resell, transport, or purchase gas. Although virtually all of the natural gas production affecting the Partnerships is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' Net Profits and projections of future Net Profits.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment - Oil and gas operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may decrease the Partnerships' Net Profits. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

      Insurance Coverage

      Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 2001.

                                      Number of Wells(1)
                                ---------------------------
                  P/ship        Total        Oil        Gas
                  ------        -----       -----       ---
                    P-7         1024         735        289
                    P-8         1164         829        335

-----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      The Partnerships did not participate in any drilling activities during 2001.


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data
                                P-7 Partnership
                                ---------------

                                            Year ended December 31,
                                 -------------------------------------------
                                    2001             2000            1999
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     80,436           91,382         100,309
      Gas (Mcf)                     361,056          441,284         490,044
   Oil and gas sales(1):
      Oil                        $1,937,648       $2,637,937      $1,649,200
      Gas                         1,524,638        1,491,160         958,363
                                  ---------        ---------       ---------
        Total                    $3,462,286       $4,129,097      $2,607,563
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $24.09           $28.87          $16.44
      Per Mcf of gas                   4.22             3.38            1.96

-------------------
(1) These amounts differ from the Net Profits included in the P-7 Partnership's financial statements because they do not reflect the offset of $1,419,651, $1,203,317, and $1,185,636, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data
                                P-8 Partnership
                                ---------------

                                           Year ended December 31,
                                 -------------------------------------------
                                    2001             2000            1999
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     49,321           54,441          59,557
      Gas (Mcf)                     304,980          329,468         367,289
   Oil and gas sales(1):
      Oil                        $1,182,827       $1,570,223      $  978,274
      Gas                         1,223,550        1,131,966         706,555
                                  ---------        ---------       ---------
        Total                    $2,406,377       $2,702,189      $1,684,829
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $23.98           $28.84          $16.43
      Per Mcf of gas                   4.01             3.44            1.92

-------------------
(1) These amounts differ from the Net Profits included in the P-8 Partnership's financial statements because they do not reflect the offset of $927,867, $761,352, and $684,172, respectively, of production expenses incurred by the Affiliated Programs.


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at

December  31,  2001.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than such estimates and values at December 31, 2000. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2001 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves
                          As of December 31, 2001(1)

P-7 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  4,013,307
      Oil and liquids (Bbls)                                       987,135

   Net present value (discounted at 10% per annum)              $6,076,323

P-8 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  2,812,267
      Oil and liquids (Bbls)                                       581,477

   Net present value (discounted at 10% per annum)              $4,102,966

----------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports which were prepared by the General Partner and reviewed by Ryder Scott.


      No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      As of December 31, 2001, affiliates of the Partnerships operated 20 (2%) and 25 (2%), respectively, of the P-7 and P-8 Partnership's wells. The following table sets forth certain well and reserve information for the basins in which the Partnerships own a significant amount of Net Profits Interests. The table contains the following information for each significant basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Permian Basin is located in west Texas and southeast New Mexico. The Mid-Gulf Coast Basin is located in southern Alabama and Mississippi.

                   Significant Properties as of December 31, 2001
                   ----------------------------------------------

                            Wells
                         Operated by
                         Affiliates       Oil         Gas
                Total    ------------    Reserves   Reserves   Present
Basin           Wells    Number   %(1)    (Bbl)      (Mcf)      Value
-----------     -----    ------   ---   --------  ----------- ----------

P-7 P/ship:
  Permian         899       5      1%   926,123    2,060,837  $ 4,410,282
  Anadarko         24      14     58%    23,629    1,541,063    1,190,515


P-8 P/ship:
  Permian       1,295       5      -    545,965    1,300,460  $ 2,632,346
  Anadarko         32      17     53%    12,571    1,052,593      883,080
  Mid-Gulf          8       -      -      2,451      418,049      486,095
    Coast
------------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.


      Title to Oil and Gas Properties

      Management believes that the Partnerships have satisfactory title to their Net Profits Interests. Record title to all of the properties subject to the Partnerships' Net Profits Interests is held by either the Partnerships or Geodyne Nominee Corporation, an affiliate of the General Partner.

      Title to the Partnerships' Net Profits Interests is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Partnerships' Net Profits Interests therein or materially interfere with their use in the operation of the Partnerships' business.


ITEM 3.     LEGAL PROCEEDINGS

      To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of either Partnership during 2001.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2002, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of           Number of
            Partnership         Units         Limited Partners
            -----------       ---------       ----------------

                P-7            188,702             1,079
                P-8            116,168               952

      Units were initially sold for a price of $100. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

      Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purposes of this Annual Report, a Unit represents an initial subscription of $100 to the Partnership.

                            Repurchase Offer Prices
                            -----------------------
                    2000                            2001               2002
           --------------------------    --------------------------    -----
           1st    2nd     3rd    4th     1st    2nd     3rd    4th      1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.     Qtr.
------     ----   ----    ----   ----    ----   ----    ----   ----     ----

 P-7       $18    $16     $25    $21     $17    $14     $30    $29      $28
 P-8        20     17      27     23      19     15      31     30       29


      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


      Cash Distributions

      Cash distributions are primarily dependent upon a Partnership's cash receipts from its Net Profits Interests and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

      The following is a summary of cash distributions paid to the Limited Partners during 2000 and 2001 and the first quarter of 2002:

                              Cash Distributions
                              ------------------

                                  2000
                 ------------------------------------------
                  1st          2nd          3rd       4th
   P/ship         Qtr.         Qtr.         Qtr.      Qtr.(1)
   ------        ------       ------       ------    ------
    P-7          $1.87        $2.09        $2.91     $4.64
    P-8           2.04         2.22         3.01      4.55


                                  2001                               2002
                 ------------------------------------------          -----
                  1st          2nd          3rd       4th             1st
   P/ship         Qtr.         Qtr.         Qtr.      Qtr.            Qtr
   ------        ------       ------       ------    ------          -----
    P-7          $3.34        $2.94        $3.38     $ .52           $1.39
    P-8           3.81         3.56         4.02      1.04            1.60

-----------
(1) Amount of cash distribution includes proceeds from the sale of certain Net Profits Interests.


ITEM 6.     SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                                 Selected Financial Data
                                                     P-7 Partnership
                                                     ---------------

                                   2001            2000             1999              1998             1997
                                ------------    ------------     ------------      ------------    ------------
   Net Profits                  $2,042,635      $2,925,780       $1,421,927        $1,447,786      $2,071,410

   Net Income (Loss):
      Limited Partners           1,478,593       2,725,533          872,450       ( 1,629,959)    (   291,307)
      General Partner               88,256         154,148           57,235            38,966          79,104
      Total                      1,566,849       2,879,681          929,685       ( 1,590,993)    (   212,203)

   Limited Partners' Net
      Income (Loss) per Unit          7.84           14.44             4.62       (      8.64)    (      1.54)

   Limited Partners' Cash
      Distributions per Unit         10.18           11.51             4.02              6.26           12.24

   Total Assets                  3,112,532       3,571,495        3,003,229         2,877,677       5,707,521

   Partners' Capital (Deficit)
      Limited Partners           3,235,682       3,676,089        3,122,556         3,007,106       5,820,065
      General Partner          (   123,150)    (   104,594)     (   119,327)      (   129,429)    (   119,241)

   Number of Units
      Outstanding                  188,702         188,702          188,702           188,702         188,702




                                                 Selected Financial Data
                                                     P-8 Partnership
                                                     ---------------

                                   2001            2000             1999              1998             1997
                                ------------    ------------     ------------      ------------     ------------
   Net Profits                   $1,478,510        $1,940,837       $1,000,657       $  831,611     $1,552,581

   Net Income (Loss):
      Limited Partners            1,117,968         1,776,728          665,123      (   698,000)        23,531
      General Partner                65,041            99,956           41,556           25,063         62,184
      Total                       1,183,009         1,876,684          706,679      (   672,937)        85,715

   Limited Partners' Net
      Income (Loss) per Unit           9.62             15.29             5.73      (      6.01)           .20

   Limited Partners' Cash
      Distributions per Unit          12.43             11.82             4.35             7.01          13.37

   Total Assets                   1,919,291         2,258,820        1,845,358        1,675,436      3,195,524

   Partners' Capital (Deficit)
      Limited Partners            1,976,107         2,303,139        1,900,411        1,740,288      3,252,288
      General Partner           (    56,816)      (    44,319)     (    55,053)     (    64,852)   (    56,764)

   Number of Units
      Outstanding                   116,168           116,168          116,168          116,168        116,168



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Use of Forward-Looking Statements and Estimates

      This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      As discussed in the "Results of Operations" section below, volumes of oil and gas sold also significantly affect the Partnerships' revenues. Oil and gas wells generally produce the most oil or gas in the earlier years of their lives and, as production continues, the rate of production naturally declines. At some point, production physically ceases or becomes no longer economic. The Partnerships are not acquiring additional Net

Profits Interests, and the existing Net Profits Interests are not experiencing significant additional production through drilling or other capital projects. Therefore, volumes of oil and gas produced from the properties underlying the Partnerships' Net Profits Interests naturally decline from year to year. While it is difficult for management to predict future production from these properties, it is likely that this general trend of declining production will continue.

      Despite the general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by the operator or purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of Net Profits Interests owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells in which a Net Profits Interest is owned.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000 and for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

                                P-7 Partnership
                                ---------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total Net Profits decreased $883,145 (30.2%) in 2001 as compared to 2000. Of this decrease, approximately (i) $316,000 and $271,000, respectively, were related to decreases in volumes of oil and gas sold, (ii) $384,000 was related to a decrease in the average price of oil sold, and (iii) $216,000 was related to an increase in production expenses. These decreases were partially offset by an increase of approximately $304,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 10,946 barrels and 80,228 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was partially offset by increased production on one significant well due to the successful recompletion of that well during 2001. The increase in production expenses was primarily due to workover expenses incurred on several wells during 2001. This increase was partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) the sale of several wells during 2000. Average oil prices decreased to $24.09 per barrel in 2001 from $28.87 per barrel in 2000. Average gas prices increased to $4.22 per Mcf in 2001 from $3.38 per Mcf in 2000.

      As discussed in "Liquidity and Capital Resources" below, the P-7 Partnership sold certain Net Profits Interests during 2001 and recognized a $1,327 gain on such sales. Sales of Net Profits Interests during 2000 resulted in the P-7 Partnership recognizing similar gains totaling $440,131.

      Depletion of Net Profits Interests decreased $21,384 (7.3%) in 2001 as compared to 2000. As a percentage of Net Profits, this expense increased to 13.2% in 2001 from 10.0% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold.

      General and administrative expenses remained relatively constant in 2001 as compared to 2000. As a percentage of Net Profits, these expenses increased to 11.0% in 2001 from 7.7% in 2000. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2001 were $15,693,916 or 83.17% of the Limited Partners' capital contributions.


                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                     -------------------------------------

      Total Net Profits increased $1,503,853 (105.8%) in 2000 as compared to 1999. Of this increase, approximately $1,136,000 and $628,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 8,927 barrels and 48,760 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices increased to $28.87 per barrel and $3.38 per Mcf, respectively, in 2000 from $16.44 per barrel and $1.96 per Mcf, respectively, in 1999.

      As discussed in "Liquidity and Capital Resources" below, the P-7 Partnership sold certain Net Profits Interests during 2000 and recognized a $440,131 gain on such sales. Sales of Net Profits Interests during 1999 resulted in the P-7 Partnership recognizing similar gains totaling $1,263.

      Depletion of Net Profits Interests increased $13,110 (4.7%) in 2000 as compared to 1999. This increase was primarily due to an increase in depletable Net Profits Interests primarily due to developmental drilling during 2000. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 10.0% in 2000 from 19.6% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of Net Profits, these expenses decreased to 7.7% in 2000 from 15.7% in 1999. This percentage decrease was primarily due to the increase in Net Profits.


                                P-8 Partnership
                                ---------------
                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total Net Profits decreased $462,327 (23.8%) in 2001 as compared to 2000. Of this decrease, approximately (i) $240,000 was related to a decrease in the average price of oil sold, (ii) $147,000 and $84,000, respectively, were related to decreases in volumes of oil and gas sold, and (iii) $167,000 was related to an increase in production expenses. These decreases were partially offset by an increase of approximately $176,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 5,120 barrels and 24,488 Mcf, respectively, in 2001 as compared to 2000. The increase in production expenses was primarily due to workover expenses incurred on several wells during 2001. This increase was partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) the sale of several wells during 2000. Average oil prices decreased to $23.98 per barrel in 2001 from $28.84 per barrel in 2000. Average gas prices increased to $4.01 per Mcf in 2001 from $3.44 per Mcf in 2000.

      As discussed in "Liquidity and Capital Resources" below, the P-8 Partnership sold certain Net Profits Interests during 2001 and recognized a $698 gain on such sales. Sales of Net Profits Interests during 2000 resulted in the P-8 Partnership recognizing similar gains totaling $233,352.

      Depletion of Net Profits Interests decreased $14,499 (8.0%) in 2001 as compared to 2000. As a percentage of Net Profits, this expense increased to 11.2% in 2001 from 9.3% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold.

      General and administrative expenses increased $6,227 (4.5%) in 2001 as compared to 2000. As a percentage of Net Profits, these expenses increased to 9.8% in 2001 from 7.2% in 2000. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2001 were $10,086,583 or 86.83% of the Limited Partners' capital contributions.


                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                     -------------------------------------

      Total Net Profits increased $940,180 (94.0%) in 2000 as compared to 1999. Of this increase, approximately $676,000 and $498,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,116 barrels and 37,821 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during 2000. Average oil and gas prices increased to $28.84 per barrel and $3.44 per Mcf, respectively, in 2000 from $16.43 per barrel and $1.92 per Mcf, respectively, in 1999.

      As discussed in "Liquidity and Capital Resources" below, the P-8 Partnership sold certain Net Profits Interests during 2000 and recognized a $233,352 gain on such sales. Sales of Net Profits Interests during 1999 resulted in the P-8 Partnership recognizing similar gains totaling $678.

      Depletion of Net Profits Interests increased $15,743 (9.6%) in 2000 as compared to 1999. This increase was primarily due to an increase in depletable Net Profits Interests primarily due to developmental drilling during 2000. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 9.3% in 2000 from 16.4% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,706 (1.2%) in 2000 as compared to 1999. As a percentage of Net Profits, these expenses decreased to 7.2% in 2000 from 13.7% in 1999. This percentage decrease was primarily due to the increase in Net Profits.


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits Interest for the years ended December 31, 2001, 2000, and 1999.

                             2001 Compared to 2000
                             ---------------------

                   Equivalent Units                   Average Proceeds
                    of Production                    per Equivalent Unit
              -----------------------------     ----------------------------
P/ship         2001      2000      % Change     2001        2000    % Change
------        -------   -------    --------     -----      ------   --------

 P-7          140,612   164,929      (15%)      $14.53     $17.74    (18%)
 P-8          100,151   109,352      ( 8%)       14.76      17.75    (17%)


                             2000 Compared to 1999
                             ---------------------

                   Equivalent Units                   Average Proceeds
                    of Production                    per Equivalent Unit
              -----------------------------     -------------------------
P/ship         2000      1999      % Change     2000     1999    % Change
------        -------   -------    --------     -----   ------   --------

 P-7          164,929   181,983      ( 9%)     $17.74    $7.81      127%
 P-8          109,352   120,772      ( 9%)      17.75     8.29      114%


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 2001 production levels for future years, the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 2001 would have remaining lives of approximately 12.3 and 11.8 years, respectively, for oil reserves and 11.1 and
9.2 years, respectively, for gas reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2001, 2000, and 1999, capital expenditures affecting the P-7 Partnership's Net Profits Interests totaled $578,386, $372,668, and $147,771, respectively. During 2001, 2000, and 1999, capital expenditures affecting the P-8 Partnership's Net Profits Interests totaled $354,441, $227,113, and $100,393, respectively. These costs were indirectly incurred as a result of (i) drilling activities associated with two large unitized properties and (ii) the successful recompletion of one well during 1999.

      The Partnerships sold certain Net Profits Interests during 2001, 2000, and 1999. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. During 2001, 2000, and 1999, such proceeds to the P-7 Partnership were $1,327, $449,976, and $1,263, respectively, while such proceeds to the P-8 Partnership were $698, $238,988, and $678, respectively. The General Partner believes that the sale of these Net Profits Interests will be beneficial to the Partnerships since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of Net Profits Interests. The Partnerships' quantity of proved reserves has been reduced by the sale of Net Profits Interests; therefore, it is possible that the Partnerships' future cash distributions will decline as a result of a reduction of the Partnerships' reserve base.

      The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the Partnership Agreement. However, the General Partner may extend the term of each partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to February 28, 2004.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.


          Name                Age       Position with Geodyne
      ----------------        ---      --------------------------------
      Dennis R. Neill          49      President and Director

      Judy K. Fox              50      Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

     Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16 of the Securities Exchange Act of 1934.



ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2001, 2000, and 1999, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2001           2000           1999
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2001, 2000, and 1999:

                                                  Salary Reimbursements

                                                     P-7 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                  Awards              Payouts
                                 ------------------------------      -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           1999       -           -           -           -             -           -          -
                          2000       -           -           -           -             -           -          -
                          2001       -           -           -           -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1999     $121,327      -           -           -             -           -          -
                          2000     $117,890      -           -           -             -           -          -
                          2001     $110,283      -           -           -             -           -          -

----------
(1)   The general  and  administrative  expenses  paid by the P-7  Partnership  and  attributable  to salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the P-7  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the P-7  Partnership  equals or  exceeds
      $100,000 per annum.


                                                  Salary Reimbursements

                                                     P-8 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                  Awards              Payouts
                                 ------------------------------      -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           1999       -           -           -           -             -           -          -
                          2000       -           -           -           -             -           -          -
                          2001       -           -           -           -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1999     $74,689       -           -           -             -           -          -
                          2000     $72,573       -           -           -             -           -          -
                          2001     $67,890       -           -           -             -           -          -

----------
(1)   The general  and  administrative  expenses  paid by the P-8  Partnership  and  attributable  to salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the P-8  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the P-8  Partnership  equals or  exceeds
      $100,000 per annum.


      Affiliates of the Partnerships serve as operator of some of the wells in which the Partnerships own a Net Profits Interest. The owners of the working interests in these wells contract with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation which burdens the Partnerships' Net Profits Interests is impossible to quantify as of the date of this Annual Report.

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have a Net Profits Interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2002 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
             Beneficial Owner                           of Outstanding)
------------------------------------------            -------------------

P-7 Partnership:
---------------

   Samson Resources Company                           32,363      (17.2%)

   ATL, Inc.                                          54,896      (29.1%)
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                     32,363      (17.2%)

P-8 Partnership:
---------------

   Samson Resources Company                                 28,686 (24.7%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                           28,686 (24.7%)


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. An affiliate of the Partnerships owns some of the Partnerships' Units and therefore has an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

      In order to attempt to assure limited liability for the Limited Partners as well as an orderly conduct of business, management of the Partnerships is exercised solely by the General Partner. The Partnership Agreements grant the General Partner broad discretionary authority with respect to the Partnerships' expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Partnerships involves circumstances where the General Partner has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Partnerships and other competing interests.

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      Affiliates of the Partnerships operate certain wells in which the Partnerships have a Net Profits Interest and are compensated for such services at rates comparable to charges of unaffiliated third parties for services in the same geographic area. These costs are charged to the owners of the working interest of such wells and are considered when calculating the

Net Profits Interest payable to the Partnerships. These costs are thus indirectly borne by the Partnership.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the leasehold interests in which the Partnerships hold net profits or royalty interests. Because affiliates of the Partnerships who provide services to the owners of the Working Interests have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the owners of such Working Interests would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the negotiating strength and contractual positions of the owners of such Working Interests have been enhanced by virtue of their affiliation with Samson.

                                    PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)   Financial Statements, Financial Statement Schedules, and Exhibits:

      (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 are filed as part of this report:

            Report of Independent Accountants
            Balance Sheets
            Statements of Operations
            Statements of Changes in Partners'
              Capital (Deficit)
            Statements of Cash Flows
            Notes to Financial Statements

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

Exh.
No.    Exhibit
---    -------

*4.1 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7

*4.2 Agreement of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.4 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.5 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.6 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.7 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.8 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.


*4.9 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8

*4.10 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.11 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.12 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.13 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.14 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.15 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.16 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.


*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8.

      All other Exhibits are omitted as inapplicable.

      ----------

      *Filed herewith.


(b)   Reports on Form 8-K filed during the fourth quarter of 2001:

       None.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 26, 2002


                              By:   //s//Dennis R. Neill
                                    ------------------------------
                                       Dennis R. Neill
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:    //s// Dennis R. Neill    President and            February 26, 2002
       -------------------      Director (Principal
          Dennis R. Neill       Executive Officer)


       //s// Craig D. Loseke    Chief Financial          February 26, 2002
       -------------------      Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

       //s// Judy K. Fox                                 February 26, 2002
       -------------------      Secretary
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 18, 2002

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                                Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------

                                                 2001             2000
                                             -----------      -----------

CURRENT ASSETS:
   Cash and cash equivalents                  $  349,737       $  633,461
   Accounts receivable:
      Net Profits                                128,950          612,799
                                               ---------        ---------

         Total current assets                 $  478,687       $1,246,260

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,633,845        2,325,235
                                               ---------        ---------

                                              $3,112,532       $3,571,495
                                               =========        =========


                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  123,150)     ($  104,594)
   Limited Partners, issued and
      outstanding 188,702 Units                3,235,682        3,676,089
                                               ---------        ---------

      Total Partners' capital                 $3,112,532       $3,571,495
                                               =========        =========



                    The accompanying notes are an integral
                      part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Operations
                   For the Years Ended December 31, 2001, 2000, and 1999


                                     2001             2000            1999
                                 ------------     ------------    ------------

REVENUES:
   Net Profits                   $2,042,635        $2,925,780      $1,421,927
   Interest income                   17,542            29,655           7,425
   Gain on sale of
      Net Profits Interests           1,327           440,131           1,263
                                  ---------         ---------       ---------

                                 $2,061,504        $3,395,566      $1,430,615

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests          $  269,776        $  291,160      $  278,050
   General and administrative       224,879           224,725         222,880
                                  ---------         ---------       ---------

                                 $  494,655        $  515,885      $  500,930
                                  ---------         ---------       ---------

NET INCOME                       $1,566,849        $2,879,681      $  929,685
                                  =========         =========       =========

GENERAL PARTNER - NET INCOME     $   88,256        $  154,148      $   57,235
                                  =========         =========       =========

LIMITED PARTNERS - NET INCOME
                                 $1,478,593        $2,725,533      $  872,450
                                  =========         =========       =========

NET INCOME per Unit              $     7.84        $    14.44      $     4.62
                                  =========         =========       =========

UNITS OUTSTANDING                   188,702           188,702         188,702
                                  =========         =========       =========



                          The accompanying notes are an integral
                            part of these financial statements

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
             Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2001, 2000, and 1999


                                 Limited          General
                                 Partners         Partner         Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1998         $ 3,007,106      ($129,429)     $ 2,877,677
   Net income                      872,450         57,235          929,685
   Cash distributions         (    757,000)     (  47,133)    (    804,133)
                                ----------        -------       ----------

Balance, Dec. 31, 1999         $ 3,122,556      ($119,327)     $ 3,003,229
   Net income                    2,725,533        154,148        2,879,681
   Cash distributions         (  2,172,000)     ( 139,415)    (  2,311,415)
                                ----------        -------       ----------

Balance, Dec. 31, 2000         $ 3,676,089      ($104,594)     $ 3,571,495
   Net income                    1,478,593         88,256        1,566,849
   Cash distributions         (  1,919,000)     ( 106,812)    (  2,025,812)
                                ----------        -------       ----------

Balance, Dec. 31, 2001         $ 3,235,682      ($123,150)     $ 3,112,532
                                ==========        =======       ==========


                    The accompanying notes are an integral
                      part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2001, 2000, and 1999

                                         2001           2000            1999
                                     ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,566,849     $2,879,681      $  929,685
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
   Depletion of Net
      Profits Interests                  269,776        291,160         278,050
   Gain on sale of
      Net Profits Interests          (     1,327)   (   440,131)    (     1,263)
   Increase (decrease) in accounts
      receivable - Net Profits           483,849    (   216,558)    (   125,340)
                                       ---------      ---------       ---------
   Net cash provided by
      operating activities            $2,319,147     $2,514,152      $1,081,132
                                       ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($  578,386)   ($  372,668)    ($  147,771)
   Proceeds from sale of
      Net Profits Interests                1,327        449,976           1,263
                                       ---------      ---------       ---------
   Net cash provided (used) by
      investing activities           ($  577,059)    $   77,308     ($  146,508)
                                       ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($2,025,812)   ($2,311,415)    ($  804,133)
                                       ---------      ---------       ---------
   Net cash used by
      financing activities           ($2,025,812)   ($2,311,415)    ($  804,133)
                                       ---------      ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         ($  283,724)    $  280,045      $  130,491

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   633,461        353,416         222,925
                                       ---------      ---------       ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                      $  349,737     $  633,461      $  353,416
                                       =========      =========       =========



                          The accompanying notes are an integral
                            part of these financial statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.









                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 18, 2002

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-8
                                Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  280,416        $  498,373
   Accounts receivable:
      Net Profits                                 95,199           405,439
                                               ---------         ---------

         Total current assets                 $  375,615        $  903,812

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,543,676         1,355,008
                                               ---------         ---------

                                              $1,919,291        $2,258,820
                                               =========         =========

                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   56,816)      ($   44,319)
   Limited Partners, issued and
      outstanding 116,168 Units                1,976,107         2,303,139
                                               ---------         ---------

      Total Partners' capital                 $1,919,291        $2,258,820
                                               =========         =========



                    The accompanying notes are an integral
                      part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Operations
                   For the Years Ended December 31, 2001, 2000, and 1999


                                     2001            2000              1999
                                 ------------    ------------      ------------

REVENUES:
   Net Profits                    $1,478,510      $1,940,837        $1,000,657
   Interest income                    14,813          21,779             7,179
   Gain on sale of Net
      Profits Interests                  698         233,352               678
                                   ---------       ---------         ---------

                                  $1,494,021      $2,195,968        $1,008,514

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests           $  165,773      $  180,272        $  164,529
   General and administrative        145,239         139,012           137,306
                                   ---------       ---------         ---------

                                  $  311,012      $  319,284        $  301,835
                                   ---------       ---------         ---------

NET INCOME                        $1,183,009      $1,876,684        $  706,679
                                   =========       =========         =========

GENERAL PARTNER - NET INCOME      $   65,041      $   99,956        $   41,556
                                   =========       =========         =========

LIMITED PARTNERS - NET INCOME
                                  $1,117,968      $1,776,728        $  665,123
                                   =========       =========         =========

NET INCOME per Unit               $     9.62      $    15.29        $     5.73
                                   =========       =========         =========

UNITS OUTSTANDING                    116,168         116,168           116,168
                                   =========       =========         =========




                          The accompanying notes are an integral
                            part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2001, 2000, and 1999


                                Limited          General
                                Partners         Partner          Total
                              ------------      ---------      ------------

Balance, Dec. 31, 1998         $1,740,288       ($64,852)       $1,675,436
   Net income                     665,123         41,556           706,679
   Cash distributions         (   505,000)      ( 31,757)      (   536,757)
                                ---------         ------         ---------

Balance, Dec. 31, 1999         $1,900,411       ($55,053)       $1,845,358
   Net income                   1,776,728         99,956         1,876,684
   Cash distributions         ( 1,374,000)      ( 89,222)      ( 1,463,222)
                                ---------         ------         ---------

Balance, Dec. 31, 2000         $2,303,139       ($44,319)       $2,258,820
   Net income                   1,117,968         65,041         1,183,009
   Cash distributions         ( 1,445,000)      ( 77,538)      ( 1,522,538)
                                ---------         ------         ---------

Balance, Dec. 31, 2001         $1,976,107       ($56,816)       $1,919,291
                                =========         ======         =========



                    The accompanying notes are an integral
                      part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2001, 2000, and 1999

                                         2001           2000          1999
                                     ------------    ----------    ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,183,009     $1,876,684     $706,679
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
   Depletion of Net
      Profits Interests                  165,773        180,272      164,529
   Gain on sale of Net
      Profits Interests              (       698)   (   233,352)   (     678)
   (Increase) decrease in accounts
      receivable - Net Profits           310,240    (   165,847)   ( 122,960)
                                       ---------       --------      -------
   Net cash provided by
      operating activities            $1,658,324     $1,657,757     $747,570
                                       ---------       --------      -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($  354,441)   ($  227,113)   ($100,393)
   Proceeds from sale of
      Net Profits Interests                  698        238,988          678
                                       ---------       --------      -------
   Net cash provided (used) by
      investing activities           ($  353,743)    $   11,875    ($ 99,715)
                                       ---------       --------      -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,522,538)   ($1,463,222)   ($536,757)
                                       ---------      ---------      -------
   Net cash used by
      financing activities           ($1,522,538)   ($1,463,222)   ($536,757)
                                       ---------      ---------      -------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS        ($  217,957)    $  206,410     $111,098

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   498,373        291,963      180,865
                                       ---------       --------      -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                      $  280,416     $  498,373     $291,963
                                       =========       ========      =======

                          The accompanying notes are an integral
                            part of these financial statements

                         GEODYNE INSTITUTIONAL/PENSION
                 ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                       Notes to the Financial Statements
             For the Years Ended December 31, 2001, 2000, and 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Institutional/Pension Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. ("Geodyne") is the general partner of each of the Partnerships. Limited Partners' capital contributions were invested in net profits interests, royalty interests, and other nonoperating interests in producing oil and gas properties. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in producing properties, located in the continental United States, which were acquired by affiliated oil and gas investment programs or other affiliates (the "Affiliated Programs").

      Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs as owners of the working interests in the producing properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests." The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the Affiliated Programs to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the net profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.

      The P-7 and P-8 Partnerships were activated February 28, 1992 with Limited Partner capital contributions of $18,870,200 and $11,616,800 respectively. The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement").

However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to February 28, 2004.

      An affiliate of the General Partner owned 32,363(17.2%) and 28,686 (24.7%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 2001.

      The Partnerships' sole business is owning Net Profits Interests in oil and gas properties. Substantially all of the gas reserves attributable to the Partnerships' Net Profits Interests are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Allocation of Costs and Revenues

      Each Partnership Agreement allocates costs and income between the Limited Partners and General Partner as follows:

                                    Before Payout(1)      After Payout(1)
                                   ------------------    -------------------
                                   General   Limited     General    Limited
                                   Partner   Partners    Partner    Partners
                                   -------   --------    -------    --------
          Costs
-------------------------

Sales commissions, payment
   for organization and
   offering costs and
   acquisition fee                   1%        99%          -          -
Property Acquisition Costs           1%        99%          1%        99%
General and administrative
   costs and direct
   administrative costs(2)           5%        95%         15%        85%

         Income
-------------------------

Temporary investments of
   Limited Partners'
   Subscriptions                     1%        99%          1%        99%
Income from oil and
  gas production(2)                  5%        95%         15%        85%
Gain on sale of Net Profits
   Interests(2)                      5%        95%         15%        85%
All other income(2)                  5%        95%         15%        85%

----------
(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) If at payout the total distributions received by the Limited Partners from the commencement of the property investment period have averaged on an annualized basis an amount that is less than 12% of the Limited Partners' subscriptions, the percentage of income, and costs which are shared in the same proportions as income, allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90% thereof until such time, if ever, that the distributions to the Limited Partners from the commencement of the property investment period reaches a yearly average equal to at least 12% of the Limited Partners' subscriptions. Thereafter, income, and costs shared in the same proportions as income, will be allocated 15% to the General Partner and 85% to the Limited Partners.


      Cash and Cash Equivalents

      The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


      Credit Risk

      Accrued oil and gas sales, which are included in the Partnerships' accounts receivable-Net Profits, are due from a variety of oil and gas purchasers and, therefore, indirectly subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


      Net Profits Interests

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Such acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consists of the cost of acquiring the underlying properties adjusted for the net cash results of operations, including any interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Impairment of Net Profits Interests in unproved oil and gas properties is recognized based upon an individual property assessment. Upon discovery of commercial reserves, net profits interests in unproved properties are transferred to producing properties.

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates per equivalent barrel of oil produced during the years ended December 31, 2001, 2000, and 1999 were as follows:

            Partnership         2001      2000      1999
            -----------         -----     -----     -----

                P-7             $1.92     $1.77     $1.53
                P-8              1.66      1.65      1.36


      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2001.


      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling
this  liability.   This  liability  is  recorded  as  a  reduction  of  accounts receivable.

      Also included in accounts receivable (payable)- Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average production costs per Mcf during the period the underproduction or overproduction occurred.

      The Partnerships have not entered into any hedging or derivative contracts in connection with their production of oil and gas.


      General and Administrative Overhead

      The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accounts receivable (payable) - Net Profits includes accrued liabilities, accrued lease operating expenses, and deferred lease operating expenses related to gas balancing which involve estimates that could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.

      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.



2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2001, 2000, and 1999:


            Partnership         2001           2000           1999
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280


      Affiliates of the Partnerships operate certain of the properties in which the Partnerships own a Net Profits Interest and their policy is to bill the owners of the working interests of such properties for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to each of the Partnership's Net Profits Interests during the years ended December 31, 2001, 2000, and 1999:


   Partnership              Purchaser                       Percentage
   -----------       ----------------------          ------------------------
                                                     2001     2000      1999
                                                     -----    -----     -----

       P-7           National Cooperative
                       Refinery Association
                       ("NCRA")                      26.6%    29.1%     23.7%
                     Hunt Oil Company                14.3%      -       10.3%
                     Scurlock Permian Corp.
                       ("Scurlock")                  11.2%    12.8%     14.7%
                     Duke Energy Field
                       Services, Inc. ("Duke")       11.0%      -         -

       P-8           NCRA                            23.7%    27.6%     22.3%
                     El Paso Energy
                       Marketing Company             14.3%    10.5%     10.8%
                     Duke                            12.0%      -         -
                     Hunt Oil Company                11.9%      -         -
                     Scurlock                          -      10.2%     11.8%

      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by pipeline transporters, the Partnerships may encounter difficulty in marketing gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.    SUPPLEMENTAL OIL AND GAS INFORMATION

      The following supplemental  information regarding the Net Profits Interest
activities  of  the  Partnerships  is  presented   pursuant  to  the  disclosure
requirements promulgated by the SEC.


      Capitalized Costs

      Capitalized costs and accumulated depletion and valuation allowance at December 31, 2001 and 2000 were as follows:

                                P-7 Partnership
                                ---------------

                                                2001              2000
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $14,704,920       $14,122,306

Accumulated depletion and
   valuation allowance                      ( 12,071,075)     ( 11,797,071)
                                              ----------        ----------
   Net Profits Interests, net                $ 2,633,845       $ 2,325,235
                                              ==========        ==========

                                P-8 Partnership
                                ---------------

                                                2001              2000
                                            ------------      -------------

Net Profits Interests in proved
   oil and gas properties                    $ 8,903,459        $8,546,781

Accumulated depletion and
   valuation allowance                      (  7,359,783)      ( 7,191,773)
                                              ----------         ---------

   Net Profits Interests, net                $ 1,543,676        $1,355,008
                                              ==========        ==========

      Costs Incurred

      The following table sets forth the development costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2001, 2000, and 1999. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration costs were incurred during the same periods.


   Partnership                        2001           2000           1999
   ------------                     --------       --------       --------

         P-7                        $578,386       $372,668       $147,771
         P-8                         354,441        227,113        100,393




      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following table summarizes changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by the Ryder Scott.

                                               P-7 Partnership                     P-8 Partnership
                                       -----------------------------          ------------------------
                                          Crude            Natural              Crude       Natural
                                           Oil               Gas                 Oil         Gas
                                        (Barrels)           (Mcf)             (Barrels)      (Mcf)
                                       -----------       -----------          ---------    -----------

Proved reserves, December 31, 1998        523,497         3,719,317            298,695     2,629,946
   Production                          (  100,309)       (  490,044)          ( 59,557)   (  367,289)
   Extensions and discoveries              99,967            54,605             61,611        35,940
   Revisions of previous
      estimates                           366,371           354,751            211,033       318,178
                                        ---------         ---------            -------     ---------
Proved reserves, December 31, 1999        889,526         3,638,629            511,782     2,616,775
   Production                          (   91,382)       (  441,284)          ( 54,441)   (  329,468)
   Sales of minerals in place          (   25,033)       (   17,659)          ( 13,075)   (    9,322)
   Extensions and discoveries              33,376            25,904             20,569        15,962
   Revisions of previous
      estimates                            23,372           669,601             18,384       418,281
                                        ---------         ---------            -------     ---------
Proved reserves, December 31, 2000        829,859         3,875,191            483,219     2,712,228
   Production                          (   80,436)       (  361,056)          ( 49,321)   (  304,980)
   Sales of minerals in place          (       20)       (      256)          (      9)   (      132)
   Extensions and discoveries             259,872           676,803            159,357       386,062
   Revisions of previous
      estimates                        (   22,140)       (  177,375)          ( 11,769)       19,089
                                        ---------         ---------            -------     ---------
Proved reserves, December 31, 2001        987,135         4,013,307            581,477     2,812,267
                                        =========         =========            =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1999                      889,526         3,638,629            511,763    2,616,568
                                        =========         =========            =======    =========
   December 31, 2000                      829,859         3,875,191            483,199    2,712,021
                                        =========         =========            =======    =========
   December 31, 2001                      987,135         4,013,307            581,455    2,812,058
                                        =========         =========            =======    =========


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                                 P-7 Partnership
                                 ---------------


                                                 2001
                       --------------------------------------------------------
                         First        Second         Third           Fourth
                         Quarter      Quarter        Quarter         Quarter
                         ---------    ---------      ---------       ---------

Total Revenues           $ 742,885    $ 732,940      $ 241,360      $ 344,319
Gross Profit (1)           686,562      667,367        196,143        241,656
Net Income (Loss)          618,187      615,590        143,026        190,046
Limited Partners'
   Net Income(Loss)
   Per Unit                   3.10         3.09            .71            .94

                                                  2000
                       --------------------------------------------------------
                         First        Second         Third            Fourth
                         Quarter      Quarter        Quarter          Quarter
                         ---------    ---------     ----------       ---------

Total Revenues           $ 673,743    $ 834,246     $1,026,230      $ 861,347
Gross Profit (1)           601,984      766,922        970,651        764,849
Net Income                 534,533      715,292        916,685        713,171
Limited Partners'
   Net Income
   Per Unit                   2.68         3.59           4.60           3.57


-------------------------
(1)   Total revenues less depletion of Net Profits Interests.

                                 P-8 Partnership
                                 ---------------

                                                2001
                       --------------------------------------------------------
                         First        Second        Third          Fourth
                         Quarter      Quarter       Quarter        Quarter
                         ---------    ---------     ---------      ---------

Total Revenues           $539,946      $523,001     $197,917       $233,157
Gross Profit (1)          505,406       482,831      167,640        172,371
Net Income (Loss)         457,361       450,662      134,655        140,331
Limited Partners'
   Net Income(Loss)
   Per Unit                  3.73          3.67         1.10           1.12

                                                2000
                        -------------------------------------------------------
                          First       Second        Third          Fourth
                          Quarter     Quarter       Quarter        Quarter
                          ---------   ---------     ---------      ---------

Total Revenues            $437,618    $517,241      $622,902       $618,207
Gross Profit (1)           396,091     478,446       589,173        551,986
Net Income                 354,675     446,404       555,710        519,895
Limited Partners'
   Net Income
   Per Unit                  2.89         3.64          4.53           4.23

----------------------
(1) Total revenues less depletion of Net Profits Interests.

                               INDEX TO EXHIBITS
                               -----------------


No.     Description
----    -----------

*4.1 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7

*4.2 Agreement of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.4 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.5 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.6 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.7 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*4.8 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.


*4.9 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8

*4.10 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.11 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.12 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.13 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.14 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.15 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*4.16 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.


*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8.

       All other Exhibits are omitted as inapplicable.

       ----------

       *Filed herewith.