Form 10-Q
period 2002-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2002-05-13
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002


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
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  128,551       $  349,737
   Accounts receivable:
      Net Profits                                  92,456          128,950
                                               ----------       ----------
        Total current assets                   $  221,007       $  478,687

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,624,593        2,633,845
                                               ----------       ----------
                                               $2,845,600       $3,112,532
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  123,476)     ($  123,150)
   Limited Partners, issued and
      outstanding, 188,702 units                2,969,076        3,235,682
                                               ----------       ----------
        Total Partners' capital                $2,845,600       $3,112,532
                                               ==========       ==========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002            2001
                                                --------        --------

REVENUES:
   Net Profits                                  $125,277        $735,804
   Interest income                                   820           7,081
                                                --------        --------
                                                $126,097        $742,885

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 60,534        $ 56,323
   General and administrative
      (Note 2)                                    67,906          68,375
                                                --------        --------
                                                $128,440        $124,698
                                                --------        --------

NET INCOME (LOSS)                              ($  2,343)       $618,187
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $  2,263        $ 32,808
                                                ========        ========
LIMITED PARTNERS - NET INCOME (LOSS)           ($  4,606)       $585,379
                                                ========        ========
NET INCOME (LOSS) per unit                     ($    .02)       $   3.10
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                2002               2001
                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                         ($  2,343)         $618,187
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                               60,534            56,323
      Decrease in accounts receivable -
        Net Profits                             36,494            38,216
                                              --------          --------
Net cash provided by operating
   activities                                 $ 94,685          $712,726
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 51,282)        ($123,036)
                                              --------          --------
Net cash used by investing activities        ($ 51,282)        ($123,036)
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($264,589)        ($669,138)
                                              --------          --------
Net cash used by financing
   activities                                ($264,589)        ($669,138)
                                              --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($221,186)        ($ 79,448)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         349,737           633,461
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $128,551          $554,013
                                              ========          ========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                March 31,       December 31,
                                                  2002              2001
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  157,521        $  280,416
   Accounts receivable:
      Net Profits                                  66,056            95,199
                                               ----------        ----------
        Total current assets                   $  223,577        $  375,615

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,537,798         1,543,676
                                               ----------        ----------
                                               $1,761,375        $1,919,291
                                               ==========        ==========



                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   55,845)      ($   56,816)
   Limited Partners, issued and
      outstanding, 116,168 units                1,817,220         1,976,107
                                               ----------        ----------
        Total Partners' capital                $1,761,375        $1,919,291
                                               ==========        ==========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $114,119          $534,234
   Interest income                                   763             5,712
                                                --------          --------
                                                $114,882          $539,946

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 38,314          $ 34,540
   General and administrative
      (Note 2)                                    46,455            48,045
                                                --------          --------
                                                $ 84,769          $ 82,585
                                                --------          --------

NET INCOME                                      $ 30,113          $457,361
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  3,000          $ 23,964
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 27,113          $433,397
                                                ========          ========
NET INCOME per unit                             $    .23          $   3.73
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                2002              2001
                                             -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 30,113          $457,361
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                               38,314            34,540
      Decrease in accounts receivable -
        Net Profits                             29,143            22,804
                                              --------          --------
Net cash provided by operating
   activities                                 $ 97,570          $514,705
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 32,436)        ($ 73,620)
                                              --------          --------
Net cash used by investing activities        ($ 32,436)        ($ 73,620)
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($188,029)        ($470,813)
                                              --------          --------
Net cash used by financing activities        ($188,029)        ($470,813)
                                              --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($122,895)        ($ 29,728)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         280,416           498,373
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $157,521          $468,645
                                              ========          ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $18,247                  $49,659
               P-8                   15,885                   30,570

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2002, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $51,282 and $32,436, respectively. These costs were indirectly incurred as a result of drilling and recompletion activities on one large unitized property, the Pecos Valley Unit in Pecos County, Texas.

      During the three months ended March 31, 2001, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $123,036 and $73,620, respectively. These costs were indirectly incurred as a result of drilling and recompletion activities on two large unitized properties, the North Riley Unit and the Robertson North Unit, both located in Gaines County, Texas.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships were scheduled to terminate on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two year extension period to February 28, 2004.

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

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships fiscal condition or results of operations.

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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                               -----------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $125,277         $735,804
      Barrels produced                              16,964           16,926
      Mcf produced                                  84,476          108,344
      Average price/Bbl                           $  18.62         $  27.64
      Average price/Mcf                           $   1.96         $   5.33

      As shown in the table above, total Net Profits decreased $610,527 (83.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately (i) $153,000 and $285,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $127,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 38 barrels, while volumes of gas sold decreased 23,868 Mcf during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices decreased to $18.62 per barrel and $1.96 per Mcf, respectively, for the three months ended March 31, 2002 from $27.64 per barrel and $5.33 per Mcf, respectively, for the three months ended March 31, 2001.

      Depletion of Net Profits Interests increased $4,211 (7.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves at December 31, 2001. This increase was partially offset by the decrease in volumes of gas sold. As a percentage of Net Profits, this expense increased to 48.3% for the three months ended March 31, 2002 from 7.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2002 and 2001. As a percentage of Net Profits, these expenses increased to 54.2% for the three months ended March 31, 2002 from 9.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2002  were  $15,955,916  or  84.56%  of  the  Limited   Partners'  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                               -----------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $114,119         $534,234
      Barrels produced                              10,591           10,490
      Mcf produced                                  73,290           79,985
      Average price/Bbl                           $  18.74         $  27.55
      Average price/Mcf                           $   2.03         $   5.59

      As shown in the table above, total Net Profits decreased $420,115 (78.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $93,000 and $261,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil sold increased 101 barrels, while volumes of gas sold decreased 6,695 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Average oil and gas prices decreased to $18.74 per barrel and $2.03 per Mcf, respectively, for the three months ended March 31, 2002 from $27.55 per barrel and $5.59 per Mcf, respectively, for the three months ended March 31, 2001.

      Depletion of Net Profits Interests increased $3,774 (10.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil reserves at December 31, 2001. This increase was partially offset by the decrease in volumes of gas sold. As a percentage of Net Profits, this expense increased to 33.6% for the three months ended March 31, 2002 from 6.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,590 (3.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of Net Profits, these expenses increased to 40.7% for the three months ended March 31, 2002 from 9.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2002  were  $10,272,583  or  88.43%  of  the  Limited   Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2002:

                  Date of Event:                      January 28, 2002
                  Dated filed with the SEC:           January 28, 2002
                  Items Included:                     Item 5 - Other
                                                      Item 7 - Exhibits

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 13, 2002                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 2002                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer