Form 10-Q
period 2002-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2002-08-13
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2002


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
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  508,487       $  349,737
   Accounts receivable:
      Net Profits                                 211,132          128,950
                                               ----------       ----------
        Total current assets                   $  719,619       $  478,687

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,538,841        2,633,845
                                               ----------       ----------
                                               $3,258,460       $3,112,532
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  101,216)     ($  123,150)
   Limited Partners, issued and
      outstanding, 188,702 units                3,359,676        3,235,682
                                               ----------       ----------
        Total Partners' capital                $3,258,460       $3,112,532
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002            2001
                                                --------        --------

REVENUES:
   Net Profits                                  $627,970        $727,938
   Interest income                                    44           5,254
   Loss on sale of Net Profits
      Interests                                        -       (     252)
                                                --------        --------
                                                $628,014        $732,940

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 87,260        $ 65,573
   General and administrative
      (Note 2)                                    54,345          51,777
                                                --------        --------
                                                $141,605        $117,350
                                                --------        --------

NET INCOME                                      $486,409        $615,590
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 27,809        $ 33,140
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $458,600        $582,450
                                                ========        ========
NET INCOME per unit                             $   2.43        $   3.09
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                --------        -----------

REVENUES:
   Net Profits                                  $753,247        $1,463,742
   Interest income                                   864            12,335
   Loss on sale of Net Profits
      Interests                                        -       (       252)
                                                --------        ----------
                                                $754,111        $1,475,825

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $147,794        $  121,896
   General and administrative
      (Note 2)                                   122,251           120,152
                                                --------        ----------
                                                $270,045        $  242,048
                                                --------        ----------

NET INCOME                                      $484,066        $1,233,777
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 30,072        $   65,948
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $453,994        $1,167,829
                                                ========        ==========
NET INCOME per unit                             $   2.41        $     6.19
                                                ========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $484,066        $1,233,777
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                147,794           121,896
      Loss on sale of Net Profits
        Interests                                      -               252
      (Increase) decrease in accounts
        receivable - Net Profits               (  82,182)          116,139
                                                --------        ----------
Net cash provided by operating
   activities                                   $549,678        $1,472,064
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 52,790)      ($  208,372)
                                                --------        ----------
Net cash used by investing activities          ($ 52,790)      ($  208,372)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($338,138)      ($1,259,984)
                                                --------        ----------
Net cash used by financing
   activities                                  ($338,138)      ($1,259,984)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $158,750        $    3,708

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           349,737           633,461
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $508,487        $  637,169
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                June 30,        December 31,
                                                  2002              2001
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  341,883        $  280,416
   Accounts receivable:
      Net Profits                                 159,117            95,199
                                               ----------        ----------
        Total current assets                   $  501,000        $  375,615

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,488,817         1,543,676
                                               ----------        ----------
                                               $1,989,817        $1,919,291
                                               ==========        ==========



                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   41,875)      ($   56,816)
   Limited Partners, issued and
      outstanding, 116,168 units                2,031,692         1,976,107
                                               ----------        ----------
        Total Partners' capital                $1,989,817        $1,919,291
                                               ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $417,718          $518,679
   Interest income                                   132             4,443
   Loss on sale of Net Profits
      Interests                                        -         (     121)
                                                --------          --------
                                                $417,850          $523,001

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 50,820          $ 40,170
   General and administrative
      (Note 2)                                    34,927            32,169
                                                --------          --------
                                                $ 85,747          $ 72,339
                                                --------          --------

NET INCOME                                      $332,103          $450,662
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 18,631          $ 23,918
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $313,472          $426,744
                                                ========          ========
NET INCOME per unit                             $   2.70          $   3.67
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                --------        ----------

REVENUES:
   Net Profits                                  $531,837        $1,052,913
   Interest income                                   895            10,155
   Loss on sale of Net Profits
      Interests                                        -       (       121)
                                                --------        ----------
                                                $532,732        $1,062,947

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 89,134        $   74,710
   General and administrative
      (Note 2)                                    81,382            80,214
                                                --------        ----------
                                                $170,516        $  154,924
                                                --------        ----------

NET INCOME                                      $362,216        $  908,023
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 21,631        $   47,882
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $340,585        $  860,141
                                                ========        ==========
NET INCOME per unit                             $   2.93        $     7.40
                                                ========        ==========
UNITS OUTSTANDING                                116,168           116,168
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002            2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $362,216        $  908,023
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 89,134            74,710
      Loss on sale of Net Profits
        Interests                                      -               121
      (Increase) decrease in accounts
        receivable - Net Profits               (  63,918)           76,028
                                                --------        ----------
Net cash provided by operating
   activities                                   $387,432        $1,058,882
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 34,275)      ($  124,481)
                                                --------        ----------
Net cash used by investing activities          ($ 34,275)      ($  124,481)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($291,690)      ($  911,291)
                                                --------        ----------
Net cash used by financing activities          ($291,690)      ($  911,291)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 61,467        $   23,110

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           280,416           498,373
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $341,883        $  521,483
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $4,686                  $49,659
               P-8                    4,357                   30,570

      During the six months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $22,933                  $99,318
               P-8                   20,242                   61,140

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2002, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $52,790 and $34,275, respectively. These costs were indirectly incurred as a result of drilling and recompletion activities on one large unitized property, the Pecos Valley Unit in Pecos County, Texas. In addition, during the six months ended June 30, 2001, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $208,372 and $124,481, respectively. These costs were indirectly incurred as a result of drilling and recompletion activities on two large unitized properties, the North Riley Unit and the Robertson North Unit, both located in Gaines County, Texas.

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

      P-7 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $627,970         $727,938
      Barrels produced                              30,723           22,417
      Mcf produced                                  84,156          109,871
      Average price/Bbl                           $  22.31         $  25.21
      Average price/Mcf                           $   2.93         $   4.31

      As shown in the table above, total Net Profits decreased $99,968 (13.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $89,000 and $116,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $111,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $209,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 8,306 barrels, while volumes of gas sold decreased 25,715 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2001, (ii) the P-7 Partnership receiving a reduced percentage of sales on another significant well during the three months ended June 30, 2002 due to gas balancing, and (iii) normal declines in production. As of the date of this Quarterly Report, management expects the reduced sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the P-7 Partnership. Average oil and gas prices decreased to $22.31 per barrel and $2.93 per Mcf, respectively, for the three months ended June 30, 2002 from $25.21 per barrel and $4.31 per Mcf, respectively, for the three months ended June 30, 2001.

      Depletion of Net Profits Interests increased $21,687 (33.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves. As a percentage of Net Profits, this expense increased to 13.9% for the three months ended June 30, 2002 from 9.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,568 (5.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 8.7% for the three months ended June 30, 2002 from 7.1% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                   Six Months Ended June 30,
                                                  --------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $753,247       $1,463,742
      Barrels produced                              47,687           39,343
      Mcf produced                                 168,632          218,215
      Average price/Bbl                           $  21.00       $    26.26
      Average price/Mcf                           $   2.44       $     4.82

      As shown in the table above, total Net Profits decreased $710,495 (48.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $250,000 and $401,000, respectively, were related to decreases in the average prices of oil and gas sold, (ii) $239,000 was related to a decrease in volumes of gas sold, and (iii) $39,000 was related to an increase in production expenses. These decreases were partially offset by an increase of approximately $219,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 8,344 barrels, while volumes of gas sold decreased 49,583 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2002 and (ii) an increase in production on another significant well due to the successful recompletion of that well during mid 2001. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2001, (ii) the P-7 Partnership receiving a reduced percentage of sales on another significant well during the six months ended June 30, 2002 due to gas balancing, and (iii) normal declines in production. As of the date of this Quarterly Report, management expects the reduced sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the P-7 Partnership. The increase in production expenses was primarily due to workover expenses incurred on one significant well during the six months ended June 30, 2002, which increase was partially offset by a decrease in production taxes associated with the decrease in Net Profits. Average oil and gas prices decreased to $21.00 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 2002 from $26.26 per barrel and $4.82 per Mcf, respectively, for the six months ended June 30, 2001.

      Depletion of Net Profits Interests increased $25,898 (21.2%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves. As a percentage of Net Profits, this expense increased to 19.6% for the six months ended June 30, 2002 from 8.3% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,099 (1.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 16.2% for the six months ended June 30, 2002 from 8.2% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2002  were  $16,023,916  or  84.92%  of  the  Limited   Partners'  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $417,718         $518,679
      Barrels produced                              18,655           13,554
      Mcf produced                                  69,568           84,894
      Average price/Bbl                           $  22.32         $  25.10
      Average price/Mcf                           $   2.91         $   4.47

      As shown in the table above, total Net Profits decreased $100,961 (19.5%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $52,000 and $108,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $69,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $128,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 5,101 barrels, while volumes of gas sold decreased 15,326 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to
      (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2001, (ii) the P-8 Partnership receiving a reduced percentage of sales on another significant well during the three months ended June 30, 2002 due to gas balancing, and
      (iii) normal declines in production. As of the date of this Quarterly Report, management expects the reduced sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the P-8 Partnership. Average oil and gas prices decreased to $22.32 per barrel and $2.91 per Mcf, respectively, for the three months ended June 30, 2002 from $25.10 per barrel and $4.47 per Mcf, respectively, for the three months ended June 30, 2001.

      Depletion of Net Profits Interests increased $10,650 (26.5%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil reserves. As a percentage of Net Profits, this expense increased to 12.2% for the three months ended June 30, 2002 from 7.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,758 (8.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 8.4% for the three months ended June 30, 2002 from 6.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $531,837       $1,052,913
      Barrels produced                              29,246           24,044
      Mcf produced                                 142,858          164,879
      Average price/Bbl                           $  21.03       $    26.17
      Average price/Mcf                           $   2.46       $     5.01

      As shown in the table above, total Net Profits decreased $521,076 (49.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $150,000 and $365,000, respectively, were related to decreases in the average prices of oil and gas sold, (ii) $111,000 was related to a decrease in volumes of gas sold, and (iii) $31,000 was related to an increase in production expenses. These decreases were partially offset by an increase of approximately $136,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 5,202 barrels, while volumes of gas sold decreased 22,021 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of oil sold was primarily due to
      (i) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2002 and (ii) an increase in production on another significant well due to the successful recompletion of that well during mid 2001. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2001, (ii) the P-8 Partnership receiving a reduced percentage of sales on another significant well during the six months ended June 30, 2002 due to gas balancing, and (iii) normal declines in production. As of the date of this Quarterly Report, management expects the reduced sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the P-8 Partnership. The increase in production expenses was primarily due to workover expenses incurred on one significant well during the six months ended June 30, 2002, which increase was partially offset by a decrease in production taxes associated with the decrease in Net Profits. Average oil and gas prices decreased to $21.03 per barrel and $2.46 per Mcf, respectively, for the six months ended June 30, 2002 from $26.17 per barrel and $5.01 per Mcf, respectively, for the six months ended June 30, 2001.

      Depletion of Net Profits Interests increased $14,424 (19.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil reserves. As a percentage of Net Profits, this expense increased to 16.8% for the six months ended June 30, 2002 from 7.1% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,168 (1.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 15.3% for the six months ended June 30, 2002 from 7.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2002  were  $10,371,583  or  89.28%  of  the  Limited   Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-7 Partnership.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-8 Partnership.

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2002              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2002              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.