Form 10-K
period 2002-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2003-03-26
CIK 888239, 888240

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

           Yes       No    X
                -----     -----


      DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K
                                TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.   BUSINESS.....................................................4
      ITEM 2.   PROPERTIES...................................................9
      ITEM 3.   LEGAL PROCEEDINGS...........................................14
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.........15

PART II.....................................................................15
      ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS........15
      ITEM 6.   SELECTED FINANCIAL DATA  ...................................17
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................20
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..30
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................31
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.........................31

PART III....................................................................31
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER.....31
      ITEM 11.  EXECUTIVE COMPENSATION......................................32
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT..............................................36
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............37

PART IV.....................................................................38
      Item 14.  Controls and procedures.....................................38
      ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K.................................................38

SIGNATURES..................................................................42

CERTIFICATIONS..............................................................43

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2002 Samson owned interests in approximately 12,000 oil and gas wells located in 18 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2002, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning net profits and royalty interests in oil and gas properties located in the continental United States. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in oil and gas properties ("Working Interests") which were acquired by affiliated oil and gas investment programs or other affiliates (the "Affiliated Programs"). Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs on those properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Annual Report on Form 10-K ("Annual Report") the

Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

      In order to prudently manage the properties which are burdened by the Partnerships' Net Profits Interests, it may be appropriate for drilling operations to be conducted on such properties. Since the Partnerships' capitalized cost of their Net Profits Interests are calculated after considering such costs, the Partnerships also indirectly engage in development drilling.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2003, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement"). However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to February 28, 2004. The General Partner has not determined whether it will further extend the term of either Partnership.


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


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      * Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ( OPEC ) to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      * The level of consumer demand and overall economic activity;
      * The competitiveness of alternative fuels;
      * Weather  conditions;
      * The availability of pipelines for  transportation;  and
      * Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2002:

      Partnership           Customer               Percentage
      -----------    ----------------------        ----------

          P-7        ExxonMobil Oil Corporation       34.4%
                     Hunt Oil Company                 16.3%
                     Scurlock Permian Corp.           12.4%


          P-8        ExxonMobil Oil Corporation       32.6%
                     Hunt Oil Company                 14.1%

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


ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 2002.

                              Number of Wells(1)
                           -----------------------
                P/ship     Total       Oil      Gas
                ------     -----      -----     ---
                  P-7      1,012       720      292
                  P-8      1,158       819      339

-----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During the year ended December 31, 2002, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.

                       County/        Revenue
Well Name              Parish    St.  Interest  Type      Status
---------              -------   ---  --------  ----     ---------

P-7 Partnership
---------------
Robertson North Unit   Gaines     TX   .0223     Oil     Producing
 (20 new wells)
Headlee Unit           Ector      TX   .0045     Gas     Producing
Stewart-Justice #1     Garvin     OK   .0159     Oil     Producing

P-8 Partnership
---------------
Robertson North Unit   Gaines     TX   .0138     Oil     Producing
 (20 new wells)
Headlee Unit           Ector      TX   .0023     Gas     Producing
Stewart-Justice #1     Garvin     OK   .0098     Oil     Producing

      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                         Net Production Data
                           P-7 Partnership
                           ---------------

                                     Year ended December 31,
                             --------------------------------------
                                2002          2001          2000
                             ----------    ----------    ----------
   Production:
      Oil (Bbls)                 89,957        80,436        91,382
      Gas (Mcf)                 377,169       361,056       441,284

   Oil and gas sales(1):
      Oil                    $2,144,085    $1,937,648    $2,637,937
      Gas                     1,044,230     1,524,638     1,491,160
                              ---------     ---------     ---------
        Total                $3,188,315    $3,462,286    $4,129,097
                              =========     =========     =========
   Average sales price:
      Per barrel of oil          $23.83        $24.09        $28.87
      Per Mcf of gas               2.77          4.22          3.38

-------------------
(1) These amounts differ from the Net Profits included in the P-7 Partnership's financial statements because they do not reflect the offset of $1,214,321, $1,419,651, and $1,203,317, respectively, of production expenses incurred by the Affiliated Programs.

                         Net Production Data
                           P-8 Partnership
                           ---------------

                                     Year ended December 31,
                             --------------------------------------
                                2002          2001          2000
                             ----------    ----------    ----------
   Production:
      Oil (Bbls)                 54,657        49,321        54,441
      Gas (Mcf)                 300,937       304,980       329,468

   Oil and gas sales(1):
      Oil                    $1,301,208    $1,182,827    $1,570,223
      Gas                       820,315     1,223,550     1,131,966
                              ---------     ---------     ---------
        Total                $2,121,523    $2,406,377    $2,702,189
                              =========     =========     =========
   Average sales price:
      Per barrel of oil          $23.81        $23.98        $28.84
      Per Mcf of gas               2.73          4.01          3.44

-------------------
(1) These amounts differ from the Net Profits included in the P-8 Partnership's financial statements because they do not reflect the offset of $765,606, $927,867, and $761,352, respectively, of production expenses incurred by the Affiliated Programs.


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2002 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2002. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2002 were higher than the prices in effect on December 31, 2001. This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2002 to be higher than such estimates and values at December 31, 2001. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2002. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2002 will actually be realized for such production.

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


                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves
                           As of December 31, 2002(1)

P-7 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                         4,419,130
      Oil and liquids (Bbls)                              947,225

   Net present value (discounted at 10% per annum)    $12,899,551

P-8 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                        3,047,476
      Oil and liquids (Bbls)                             556,658

   Net present value (discounted at 10% per annum)    $8,722,482

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


      Significant Properties

      As of December 31, 2002, affiliates of the Partnerships operated 20 (2%) and 24 (2%), respectively, of the P-7 and P-8 Partnership's wells. The following table sets forth certain well and reserve information for the basins in which the Partnerships own a significant amount of Net Profits Interests. The table contains the following information for each significant basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Permian Basin is located in west Texas and southeast New Mexico. The Mid-Gulf Coast Basin is located in southern Alabama and Mississippi.

                 Significant Properties as of December 31, 2002
                 ----------------------------------------------

                         Wells
                      Operated by
                      Affiliates     Oil        Gas
              Total   -----------  Reserves   Reserves    Present
Basin         Wells   Number %(1)   (Bbl)       (Mcf)      Value
-----------   -----   ------ ---   --------   ---------  ----------

P-7 P/ship:
  Permian       888      5    1%   882,674   2,093,823  $9,055,325
  Anadarko       23     14   61%    32,076   1,930,614   2,835,828


P-8 P/ship:
  Permian     1,284      5    -    520,760   1,335,909  $5,501,222
  Anadarko       31     17   55%    17,097   1,258,273   2,076,745
  Mid-Gulf       11      -    -      2,660     422,870     971,157
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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of either Partnership during 2002.


                                    PART II.

ITEM 5.    MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2003, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                          Number of         Number of
           Partnership      Units       Limited Partners
           -----------    ---------     ----------------

               P-7         188,702             1,045
               P-8         116,168               921

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

                             Repurchase Offer Prices
                             -----------------------
                  2001                      2002              2003
         -----------------------   -----------------------    ----
         1st    2nd   3rd   4th    1st    2nd   3rd   4th     1st
P/ship   Qtr.   Qtr.  Qtr.  Qtr.   Qtr.   Qtr.  Qtr.  Qtr.    Qtr.
------   ----   ----  ----  ----   ----   ----  ----  ----    ----

 P-7     $17    $14   $30   $29    $28    $27   $31   $29     $27
 P-8      19     15    31    30     29     28    33    31      28


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

      The following is a summary of cash distributions paid to the Limited Partners during 2001 and 2002 and the first quarter of 2003:

                         Cash Distributions
                         ------------------

                                2001
               -----------------------------------
                1st        2nd        3rd     4th
   P/ship       Qtr.       Qtr.       Qtr.    Qtr.
   ------      -----      -----      -----   -----
    P-7        $3.34      $2.94      $3.38   $ .52
    P-8         3.81       3.56       4.02    1.04


                                2002                        2003
               -----------------------------------          -----
                1st        2nd        3rd     4th            1st
   P/ship       Qtr.       Qtr.       Qtr.    Qtr.           Qtr.
   ------      -----      -----      -----   -----          -----
    P-7        $1.39      $ .36      $1.17   $1.73          $2.37
    P-8         1.60        .85       1.08    2.01           2.77



ITEM 6.    SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                         Selected Financial Data
                                             P-7 Partnership
                                             ---------------

                                  2002          2001         2000          1999          1998
                              ------------  -----------  ------------  ------------  ------------
   Net Profits                 $1,973,994    $2,042,635   $2,925,780    $1,421,927    $1,447,786

   Net Income (Loss):
      Limited Partners          1,401,864     1,478,593    2,725,533       872,450   ( 1,629,959)
      General Partner              84,673        88,256      154,148        57,235        38,966
      Total                     1,486,537     1,566,849    2,879,681       929,685   ( 1,590,993)

   Limited Partners' Net
      Income (Loss) per Unit         7.43          7.84        14.44          4.62   (     8.64)

   Limited Partners' Cash
      Distributions per Unit         4.65         10.18        11.51          4.02          6.26

   Total Assets                 3,657,798     3,112,532    3,571,495     3,003,229     2,877,677

   Partners' Capital (Deficit)
      Limited Partners          3,760,546     3,235,682    3,676,089     3,122,556     3,007,106
      General Partner         (   102,748)  (   123,150) (   104,594)  (   119,327)  (   129,429)

   Number of Units
      Outstanding                 188,702       188,702      188,702       188,702       188,702



                                         Selected Financial Data
                                             P-8 Partnership
                                             ---------------

                                   2002          2001          2000          1999          1998
                               ------------  ------------  ------------  ------------  ------------
   Net Profits                  $1,355,917    $1,478,510    $1,940,837    $1,000,657    $  831,611

   Net Income (Loss):
      Limited Partners             991,477     1,117,968     1,776,728       665,123   (   698,000)
      General Partner               58,819        65,041        99,956        41,556        25,063
      Total                      1,050,296     1,183,009     1,876,684       706,679   (   672,937)

   Limited Partners' Net
      Income (Loss) per Unit          8.53          9.62         15.29          5.73   (      6.01)

   Limited Partners' Cash
      Distributions per Unit          5.54         12.43         11.82          4.35          7.01

   Total Assets                  2,278,951     1,919,291     2,258,820     1,845,358     1,675,436

   Partners' Capital (Deficit)
      Limited Partners           2,322,584     1,976,107     2,303,139     1,900,411     1,740,288
      General Partner          (    43,633)  (    56,816)  (    44,319)  (    55,053)  (    64,852)

   Number of Units
      Outstanding                  116,168       116,168       116,168       116,168       116,168



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      * Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ( OPEC ) to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      * The level of consumer demand and overall economic activity;
      * The competitiveness of alternative fuels;
      * Weather  conditions;
      * The availability of pipelines for transportation; and
      * Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001 and for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

                                 P-7 Partnership
                                 ---------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

      Total Net Profits decreased $68,641 (3.4%) in 2002 as compared to 2001. Of this decrease, approximately $23,000 and $548,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately (i) $229,000 and $68,000, respectively, related to increases in volumes of oil and gas sold and (ii) $205,000 related to a decrease in production expenses. Volumes of oil and gas sold increased 9,521 barrels and 16,113 Mcf, respectively, in 2002 as compared to 2001. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during 2002. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells within the same unit due to the successful workover of those wells during 2002 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during 2002. These increases were partially offset by (i) normal declines in production and
(ii) a negative prior period gas balancing adjustment on one significant well during 2002. The decrease in production expenses was primarily due to (i) a decrease in workover expenses incurred on several wells within two units during 2002 as compared to 2001, (ii) workover expenses incurred on one significant well during 2001, and (iii) a negative prior period lease operating expense adjustment on one significant well during 2002. These decreases were partially offset by an increase in workover expenses incurred on several wells within the same unit during 2002 as compared to 2001. Average oil and gas prices decreased to $23.83 per barrel and $2.77 per Mcf, respectively, in 2002 from $24.09 per barrel and $4.22 per Mcf, respectively, in 2001.

      Depletion of Net Profits Interests decreased $6,487 (2.4%) in 2002 as compared to 2001. This decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. This decrease was partially offset by the increase in volumes of oil and gas sold. As a percentage of Net Profits, this expense remained relatively constant at 13.3% for 2002 and 13.2% for 2001.

      General and administrative expenses increased $3,001 (1.3%) in 2002 as compared to 2001. As a percentage of Net Profits, these expenses increased to 11.5% in 2002 from 11.0% in 2001.

      Cumulative cash distributions to the Limited Partners through December 31, 2002 were $16,570,916 or 87.82% of the Limited Partners' capital contributions.


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


                                 P-8 Partnership
                                 ---------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

      Total Net Profits decreased $122,593 (8.3%) in 2002 as compared to 2001. Of this decrease, approximately (i) $387,000 was related to a decrease in the average price of gas sold and (ii) $16,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by increases of approximately
(i) $128,000 related to an increase in volumes of oil sold and (ii) $162,000 related to a decrease in production expenses. Volumes of oil sold increased 5,336 barrels, while volumes of gas sold decreased 4,043 Mcf in 2002 as compared to 2001. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period gas balancing adjustment on one significant well during 2002. These decreases were partially offset by
(i) an increase in production on several wells within the same unit due to the successful workover of those wells during 2002 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during 2002. The decrease in production expenses was primarily due to (i) a decrease in workover expenses incurred on several wells within two units during 2002 as compared to 2001, (ii) negative prior period lease operating expense adjustments on two significant wells during 2002, and (iii) workover expenses incurred on one significant well during 2001. These decreases were partially offset by an increase in workover expenses incurred on several wells within the same unit during 2002. Average oil and gas prices decreased to $23.81 per barrel and $2.73 per Mcf, respectively, in 2002 from $23.98 per barrel and $4.01 per Mcf, respectively, in 2001.

      Depletion of Net Profits Interests decreased $4,373 (2.6%) in 2002 as compared to 2001. This decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. This decrease was partially offset by the increase in volumes of oil sold. As a percentage of Net Profits, this expense increased to 11.9% in 2002 from 11.2% in 2001.

      General and administrative expenses increased $2,019 (1.4%) in 2002 as compared to 2001. As a percentage of Net Profits, these expenses increased to 10.9% in 2002 from 9.8% in 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2002 were $10,731,583 or 92.38% of the Limited Partners' capital contributions.


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


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual barrels of oil equivalent (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales, less lease operating expenses and production taxes) received per barrel of oil equivalent attributable to the Partnerships' Net Profits Interest for the years ended December 31, 2002, 2001, and 2000.

                              2002 Compared to 2001
                              ---------------------

                  Barrel of Oil             Average Proceeds per
                    Equivalent            Barrel of  Oil Equivalent
            --------------------------    -------------------------
P/ship       2002     2001    % Change     2002     2001  % Change
------      -------  -------  --------    ------   ------ --------

 P-7        152,819  140,612      9%      $12.92   $14.53   (11%)
 P-8        104,813  100,151      5%       12.94    14.76   (12%)



                              2001 Compared to 2000
                              ---------------------

                  Barrel of Oil             Average Proceeds per
                    Equivalent            Barrel of Oil Equivalent
            --------------------------    ------------------------
P/ship       2001     2000    % Change     2001     2000  % Change
------      -------  -------  --------    ------   ------ --------

 P-7        140,612  164,929    (15%)     $14.53   $17.74   (18%)
 P-8        100,151  109,352    ( 8%)      14.76    17.75   (17%)


      Liquidity and Capital Resources

      Net proceeds  from  operations  less  necessary   operating   capital  are
distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner

Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 2002 production levels for future years, the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 2002 would have remaining lives of approximately 10.5 and 10.2 years, respectively, for oil reserves and 11.7 and 10.1 years, respectively, for gas reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2002, 2001, and 2000, capital expenditures affecting the P-7 Partnership's Net Profits Interests totaled $241,187, $578,386, and $372,668, respectively. During 2002, 2001, and 2000, capital expenditures affecting the P-8 Partnership's Net Profits Interests totaled $147,528, $354,441, and $227,113, respectively. These costs were indirectly incurred as a result of drilling activities associated with several large unitized properties.

      The Partnerships sold certain Net Profits Interests during 2001 and 2000. No such sales occurred during 2002. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. During 2001 and 2000, such proceeds to the P-7 Partnership were $1,327 and $449,976, respectively, while such proceeds to the P-8 Partnership were $698 and $238,988, respectively. The General Partner believes that the sale of these Net Profits Interests will be beneficial to the Partnerships since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

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


      Critical Accounting Policies

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

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest.

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

      Also included in accounts receivable(payable)-Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and natural gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following approximate amounts for each Partnership:

                 Change in      Increase in
                Capitalized    Net Income for
                Cost of Oil    the Change in       Asset
                  and Gas        Accounting      Retirement
Partnership      Properties      Principle       Obligation
-----------     ------------   --------------    ----------

   P-7            $465,000       $154,000         $311,000
   P-8             357,000        128,000          229,000


      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002. The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on their financial position or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2002. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


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


          Name            Age      Position with Geodyne
      ----------------    ---     --------------------------------
      Dennis R. Neill      51     President and Director

      Judy K. Fox          52     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2002 of reports required under Section 16 of the Securities Exchange Act of 1934.



ITEM 11.   EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2002, 2001, and 2000, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.


           Partnership      2002         2001         2000
           -----------    --------     --------     --------

               P-7        $198,636     $198,636     $198,636
               P-8         122,280      122,280      122,280

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2002, 2001, and 2000:

                                                  Salary Reimbursements

                                                     P-7 Partnership
                                                     ---------------
                                                                        Long Term Compensation
                                                                 -----------------------------------
                                    Annual Compensation                  Awards              Payouts
                              ------------------------------      -----------------------    -------
                                                                                 Securi-
                                                      Other                       ties                     All
     Name                                             Annual     Restricted      Under-                   Other
      and                                            Compen-       Stock         lying        LTIP       Compen-
   Principal                  Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position            Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------        ----   -------    -------     -------     ----------     --------     -------     -------

Dennis R. Neill,
President(1)(2)        2000     -          -           -            -             -            -            -
                       2001     -          -           -            -             -            -            -
                       2002     -          -           -            -             -            -            -

All Executive
Officers,
Directors,
and Employees
as a group(2)         2000    $117,890     -           -            -             -            -            -
                      2001    $110,283     -           -            -             -            -            -
                      2002    $106,072     -           -            -             -            -            -

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



                                          Salary Reimbursements
                                             P-8 Partnership
                                             ---------------

                                                                        Long Term Compensation
                                                                 -----------------------------------
                                    Annual Compensation                  Awards              Payouts
                              ------------------------------      -----------------------    -------
                                                                                 Securi-
                                                      Other                       ties                     All
     Name                                             Annual     Restricted      Under-                   Other
      and                                            Compen-       Stock         lying        LTIP       Compen-
   Principal                  Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position            Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------        ----   -------    -------     -------     ----------     --------     -------     -------

Dennis R. Neill,
President(1)(2)        2000       -        -           -            -             -            -           -
                       2001       -        -           -            -             -            -           -
                       2002       -        -           -            -             -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)          2000    $72,573     -           -            -             -            -           -
                       2001    $67,890     -           -            -             -            -           -
                       2002    $65,298     -           -            -             -            -           -

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 1, 2003 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                Number of Units
                                                  Beneficially
                                                 Owned (Percent
             Beneficial Owner                    of Outstanding)
------------------------------------------     ------------------

P-7 Partnership:
---------------

   Samson Resources Company                      35,643  (18.9%)

   ATL, Inc.                                     54,896  (29.1%)
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                35,643  (18.9%)

P-8 Partnership:
---------------

   Samson Resources Company                      30,844  (26.6%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                30,844  (26.6%)


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


                                    PART IV.

ITEM 14.   CONTROLS AND PROCEDURES

      Within  the 90 days  prior to the date of this  report,  the  Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and chief financial officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which could significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

      (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 are filed as part of this report:

           Report of Independent Accountants
           Balance Sheets
           Statements of Operations
           Statements of Changes in Partners'
             Capital (Deficit)
           Statements of Cash Flows
           Notes to Financial Statements

      (2)  Financial Statement Schedules:

           None.

      (3)  Exhibits:

Exh.
No.    Exhibit
---    -------

4.1 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.1 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.2 Agreement of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit
       4.2 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.3 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.4 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.4 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.5 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.5 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.6 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.6 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.7 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.7 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.8 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.8 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.9 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.10 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.11 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.12 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.13   Second  Amendment  to Agreement  of Limited  Partnership  dated August 4,
       1993,  for  the  Geodyne   Institutional/Pension  Energy  Income  Limited
       Partnership P-8, filed with the

       Securities and Exchange Commission on February 26, 2002, as Exhibit 4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.14 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.14 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.15 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.15 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.16 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.16 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8.

*99.1  Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section  902  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
       Institutional/Pension Energy Income Limited Partnership P-7.

*99.2  Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section  902  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
       Institutional/Pension Energy Income Limited Partnership P-8.

      All other Exhibits are omitted as inapplicable.

      ----------

      *Filed herewith.


(b) Reports on Form 8-K filed during the fourth quarter of 2002:

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

                                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                                     INCOME LIMITED PARTNERSHIP P-7
                                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                                     INCOME LIMITED PARTNERSHIP P-8


                                     By:  GEODYNE RESOURCES, INC.
                                          General Partner
                                          March 25, 2003


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

By:   //s//Dennis R. Neill   President and         March 25, 2003
      -------------------    Director (Principal
         Dennis R. Neill     Executive Officer)


      //s//Craig D. Loseke   Chief Accounting      March 25, 2003
      -------------------    Officer (Principal
         Craig D. Loseke     Accounting and
                             Financial Officer)

      //s//Judy K. Fox       Secretary             March 25, 2003
      -------------------
         Judy K. Fox

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-7;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                    //s// Dennis R. Neill
                                    ---------------------------
                                    Dennis R. Neill, President
                                    (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-7;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                   //s//Craig D. Loseke
                                   ---------------------------
                                   Craig D. Loseke
                                   Chief Accounting Officer
                                   (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-8;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                    //s//Dennis R. Neill
                                    ---------------------------
                                    Dennis R. Neill, President
                                    (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-8;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                    //s// Craig D.Loseke
                                    ---------------------------
                                    Craig D. Loseke
                                    Chief Accounting Officer
                                    (Principal Financial Officer)

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                           PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                                 Balance Sheets
                           December 31, 2002 and 2001

                                     ASSETS
                                     ------

                                           2002           2001
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  857,086    $  349,737
   Accounts receivable:
      Net Profits                           188,969       128,950
                                          ---------     ---------

        Total current assets             $1,046,055    $  478,687

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method          2,611,743     2,633,845
                                          ---------     ---------

                                         $3,657,798    $3,112,532
                                          =========     =========


                     PARTNERS' CAPITAL (DEFICIT)
                     ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  102,748)  ($  123,150)
   Limited Partners, issued and
      outstanding 188,702 Units           3,760,546     3,235,682
                                          ---------     ---------

      Total Partners' capital            $3,657,798    $3,112,532
                                          =========     =========



                     The accompanying notes are an integral
                       part of these financial statements

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                           Statements of Operations
             For the Years Ended December 31, 2002, 2001, and 2000


                                       2002           2001           2000
                                    ----------     ----------     ----------

REVENUES:
   Net Profits                      $1,973,994     $2,042,635     $2,925,780
   Interest income                       3,712         17,542         29,655
   Gain on sale of
      Net Profits Interests               -             1,327        440,131
                                     ---------      ---------      ---------

                                    $1,977,706     $2,061,504     $3,395,566

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests             $  263,289     $  269,776     $  291,160
   General and administrative          227,880        224,879        224,725
                                     ---------      ---------      ---------

                                    $  491,169     $  494,655     $  515,885
                                     ---------      ---------      ---------

NET INCOME                          $1,486,537     $1,566,849     $2,879,681
                                     =========      =========      =========

GENERAL PARTNER - NET INCOME        $   84,673     $   88,256     $  154,148
                                     =========      =========      =========

LIMITED PARTNERS - NET INCOME       $1,401,864     $1,478,593     $2,725,533
                                     =========      =========      =========

NET INCOME per Unit                 $     7.43     $     7.84     $    14.44
                                     =========      =========      =========

UNITS OUTSTANDING                      188,702        188,702        188,702
                                     =========      =========      =========


                    The accompanying notes are an integral
                      part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2002, 2001, and 2000


                             Limited        General
                             Partners       Partner      Total
                           ------------   ----------  ------------

Balance, Dec. 31, 1999      $3,122,556    ($119,327)   $3,003,229
   Net income                2,725,533      154,148     2,879,681
   Cash distributions      ( 2,172,000)   ( 139,415)  ( 2,311,415)
                             ---------      -------     ---------

Balance, Dec. 31, 2000      $3,676,089    ($104,594)   $3,571,495
   Net income                1,478,593       88,256     1,566,849
   Cash distributions      ( 1,919,000)   ( 106,812)  ( 2,025,812)
                             ---------      -------     ---------

Balance, Dec. 31, 2001      $3,235,682    ($123,150)   $3,112,532
   Net income                1,401,864       84,673     1,486,537
   Cash distributions      (   877,000)   (  64,271)  (   941,271)
                             ---------      -------     ---------

Balance, Dec. 31, 2002      $3,760,546    ($102,748)   $3,657,798
                             =========      =======     =========



                     The accompanying notes are an integral
                       part of these financial statements

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                           Statements of Cash Flows
             For the Years Ended December 31, 2002, 2001, and 2000

                                        2002           2001          2000
                                    ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,486,537     $1,566,849    $2,879,681
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
   Depletion of Net
      Profits Interests                 263,289        269,776       291,160
   Gain on sale of
      Net Profits Interests                -       (     1,327)  (   440,131)
   (Increase) decrease in accounts
      receivable - Net Profits      (    60,019)       483,849   (   216,558)
                                      ---------      ---------     ---------
   Net cash provided by
      operating activities           $1,689,807     $2,319,147    $2,514,152
                                      ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  241,187)   ($  578,386)  ($  372,668)
   Proceeds from sale of
      Net Profits Interests                -             1,327       449,976
                                      ---------      ---------     ---------
   Net cash provided (used) by
      investing activities          ($  241,187)   ($  577,059)   $   77,308
                                      ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($  941,271)   ($2,025,812)  ($2,311,415)
                                      ---------      ---------     ---------
   Net cash used by
      financing activities          ($  941,271)   ($2,025,812)  ($2,311,415)
                                      ---------      ---------     ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  507,349    ($  283,724)   $  280,045

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                  349,737        633,461       353,416
                                      ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                     $  857,086     $  349,737    $  633,461
                                      =========      =========     =========



                    The accompanying notes are an integral
                      part of these financial statements

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.









                           PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                                 Balance Sheets
                           December 31, 2002 and 2001

                                     ASSETS
                                     ------

                                           2002           2001
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  611,298     $  280,416
   Accounts receivable:
      Net Profits                          137,849         95,199
                                         ---------      ---------

        Total current assets            $  749,147     $  375,615

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method         1,529,804      1,543,676
                                         ---------      ---------

                                        $2,278,951     $1,919,291
                                         =========      =========

                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   43,633)   ($   56,816)
   Limited Partners, issued and
      outstanding 116,168 Units          2,322,584      1,976,107
                                         ---------      ---------

      Total Partners' capital           $2,278,951     $1,919,291
                                         =========      =========


                     The accompanying notes are an integral
                       part of these financial statements

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-8
                           Statements of Operations
             For the Years Ended December 31, 2002, 2001, and 2000


                                      2002           2001            2000
                                   ----------     ----------      ----------

REVENUES:
   Net Profits                     $1,355,917     $1,478,510      $1,940,837
   Interest income                      3,037         14,813          21,779
   Gain on sale of Net
      Profits Interests                  -               698         233,352
                                    ---------      ---------       ---------

                                   $1,358,954     $1,494,021      $2,195,968

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $  161,400     $  165,773      $  180,272
   General and administrative         147,258        145,239         139,012
                                    ---------      ---------       ---------

                                   $  308,658     $  311,012      $  319,284
                                    ---------      ---------       ---------

NET INCOME                         $1,050,296     $1,183,009      $1,876,684
                                    =========      =========       =========

GENERAL PARTNER - NET INCOME       $   58,819     $   65,041      $   99,956
                                    =========      =========       =========

LIMITED PARTNERS - NET INCOME      $  991,477     $1,117,968      $1,776,728
                                    =========      =========       =========

NET INCOME per Unit                $     8.53     $     9.62      $    15.29
                                    =========      =========       =========

UNITS OUTSTANDING                     116,168        116,168         116,168
                                    =========      =========       =========




                    The accompanying notes are an integral
                      part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2002, 2001, and 2000


                            Limited        General
                            Partners       Partner        Total
                          ------------    ---------   ------------

Balance, Dec. 31, 1999     $1,900,411     ($55,053)    $1,845,358
   Net income               1,776,728       99,956      1,876,684
   Cash distributions     ( 1,374,000)    ( 89,222)   ( 1,463,222)
                            ---------       ------      ---------

Balance, Dec. 31, 2000     $2,303,139     ($44,319)    $2,258,820
   Net income               1,117,968       65,041      1,183,009
   Cash distributions     ( 1,445,000)    ( 77,538)   ( 1,522,538)
                            ---------       ------      ---------

Balance, Dec. 31, 2001     $1,976,107     ($56,816)    $1,919,291
   Net income                 991,477       58,819      1,050,296
   Cash distributions     (   645,000)    ( 45,636)   (   690,636)
                            ---------       ------      ---------

Balance, Dec. 31, 2002     $2,322,584     ($43,633)    $2,278,951
                            =========       ======      =========




                     The accompanying notes are an integral
                       part of these financial statements

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-8
                           Statements of Cash Flows
             For the Years Ended December 31, 2002, 2001, and 2000

                                        2002           2001          2000
                                    ------------   ------------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,050,296     $1,183,009    $1,876,684
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
   Depletion of Net
      Profits Interests                 161,400        165,773       180,272
   Gain on sale of Net
      Profits Interests                   -        (       698)  (   233,352)
   (Increase) decrease in accounts
      receivable - Net Profits      (    42,650)       310,240   (   165,847)
                                      ---------      ---------     ---------
   Net cash provided by
      operating activities           $1,169,046     $1,658,324    $1,657,757
                                      ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  147,528)   ($  354,441)  ($  227,113)
   Proceeds from sale of
      Net Profits Interests                -               698       238,988
                                      ---------      ---------     ---------
   Net cash provided (used) by
      investing activities          ($  147,528)   ($  353,743)   $   11,875
                                      ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($  690,636)   ($1,522,538)  ($1,463,222)
                                      ---------      ---------     ---------
   Net cash used by
      financing activities          ($  690,636)   ($1,522,538)  ($1,463,222)
                                      ---------      ---------     ---------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS        $  330,882    ($  217,957)   $  206,410

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                  280,416        498,373       291,963
                                      ---------      ---------     ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                     $  611,298     $  280,416    $  498,373
                                      =========      =========     =========

                    The accompanying notes are an integral
                      part of these financial statements

                          GEODYNE INSTITUTIONAL/PENSION
                  ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                        Notes to the Financial Statements
              For the Years Ended December 31, 2002, 2001, and 2000


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

However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to February 28, 2004. The General Partner has not determined whether it will further extend the term of either Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.

      An affiliate of the General Partner owned 35,643(18.9%) and 30,758 (26.5%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 2002.

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


      Allocation of Costs and Revenues

      Each Partnership Agreement allocates costs and income between the Limited Partners and General Partner as follows:

                              Before Payout(1)   After Payout(1)
                              -----------------  -----------------
                              General  Limited   General  Limited
                              Partner  Partners  Partner  Partners
                              -------  --------  -------  --------
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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates per equivalent barrel of oil produced during the years ended December 31, 2002, 2001, and 2000 were as follows:

           Partnership     2002     2001       2000
           -----------     -----    -----      -----

               P-7         $1.72    $1.92      $1.77
               P-8          1.54     1.66       1.65


      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2002.


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

      Also included in accounts receivable (payable)- Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.

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

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and natural gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following approximate amounts for each Partnership (unaudited):


                 Change in      Increase in
                Capitalized    Net Income for
                Cost of Oil    the Change in       Asset
                  and Gas        Accounting      Retirement
Partnership      Properties      Principle       Obligation
-----------     ------------   --------------    ----------

   P-7            $465,000       $154,000         $311,000
   P-8             357,000        128,000          229,000


      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002.

The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on their financial position or results of operations.


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2002, 2001, and 2000:


           Partnership      2002         2001         2000
           -----------    --------     --------     --------

               P-7        $198,636     $198,636     $198,636
               P-8         122,280      122,280      122,280


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


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to each of the Partnership's Net Profits Interests during the years ended December 31, 2002, 2001, and 2000:

   Partnership           Purchaser                Percentage
   -----------    ----------------------     ---------------------
                                             2002    2001     2000
                                             -----   -----    -----

       P-7        ExxonMobil Oil
                   Corporation               34.4%     -        -
                  Hunt Oil Company           16.3%   14.3%      -
                  Scurlock Permian Corp.
                   ("Scurlock")              12.4%   11.2%    12.8%
                  National Cooperative
                   Refinery Association
                   ("NCRA")                    -     26.6%    29.1%
                  Duke Energy Field
                   Services, Inc. ("Duke")     -     11.0%      -

       P-8        ExxonMobil Oil
                   Corporation               32.6%     -        -
                  Hunt Oil Company           14.1%   11.9%      -
                  NCRA                         -     23.7%    27.6%
                  El Paso Energy
                   Marketing Company           -     14.3%    10.5%
                  Duke                         -     12.0%      -
                  Scurlock                     -       -      10.2%


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


      Capitalized Costs

      Capitalized costs and accumulated depletion and valuation allowance at December 31, 2002 and 2001 were as follows:

                                 P-7 Partnership
                                 ---------------

                                          2002           2001
                                      -------------  -------------

Net Profits Interests in proved
   oil and gas properties              $14,948,924    $14,704,920

Accumulated depletion and
   valuation allowance                ( 12,337,181)  ( 12,071,075)
                                        ----------     ----------
   Net Profits Interests, net          $ 2,611,743    $ 2,633,845
                                        ==========     ==========

                                 P-8 Partnership
                                 ---------------

                                          2002           2001
                                      -------------  -------------

Net Profits Interests in proved
   oil and gas properties              $ 9,052,440    $ 8,903,459

Accumulated depletion and
   valuation allowance                (  7,522,636)  (  7,359,783)
                                        ----------     ----------

   Net Profits Interests, net          $ 1,529,804    $ 1,543,676
                                        ==========     ==========


      Costs Incurred

      The following table sets forth the development costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2002, 2001, and 2000. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration costs were incurred during the same periods.


   Partnership                   2002         2001         2000
   ------------                --------     --------     --------

        P-7                    $241,187     $578,386     $372,668
        P-8                     147,528      354,441      227,113

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



                                                 P-7 Partnership                 P-8  Partnership
                                           -------------------------       -------------------------
                                             Crude         Natural           Crude        Natural
                                              Oil            Gas              Oil           Gas
                                           (Barrels)        (Mcf)          (Barrels)       (Mcf)
                                           ---------     -----------       ---------     -----------

Proved reserves, December 31, 1999          889,526       3,638,629         511,782       2,616,775
   Production                              ( 91,382)     (  441,284)       ( 54,441)     (  329,468)
   Sales of minerals in place              ( 25,033)     (   17,659)       ( 13,075)     (    9,322)
   Extensions and discoveries                33,376          25,904          20,569          15,962
   Revisions of previous
      estimates                              23,372         669,601          18,384         418,281
                                            -------       ---------         -------       ---------
Proved reserves, December 31, 2000          829,859       3,875,191         483,219       2,712,228
   Production                              ( 80,436)     (  361,056)       ( 49,321)     (  304,980)
   Sales of minerals in place              (     20)     (      256)       (      9)     (      132)
   Extensions and discoveries               259,872         676,803         159,357         386,062
   Revisions of previous
      estimates                            ( 22,140)     (  177,375)       ( 11,769)         19,089
                                            -------       ---------         -------       ---------
Proved reserves, December 31, 2001          987,135       4,013,307         581,477       2,812,267
   Production                              ( 89,957)     (  377,169)       ( 54,657)     (  300,937)
   Extensions and discoveries                25,945         186,465          12,058         105,899
   Revisions of previous
      estimates                              24,102         596,527          17,780         430,247
                                            -------       ---------         -------       ---------
Proved reserves, December 31, 2002          947,225       4,419,130         556,658       3,047,476
                                            =======       =========         =======       =========
PROVED DEVELOPED RESERVES:
   December 31, 2000                        829,859       3,875,191         483,199       2,712,021
                                            =======       =========         =======       =========
   December 31, 2001                        987,135       4,013,307         581,455       2,812,058
                                            =======       =========         =======       =========
   December 31, 2002                        947,225       4,419,130         556,636       3,047,267
                                            =======       =========         =======       =========



5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2002 and 2001 are as follows:

                                 P-7 Partnership
                                 ---------------


                                                 2002
                        ------------------------------------------------------
                           First        Second          Third         Fourth
                          Quarter       Quarter        Quarter        Quarter
                        ----------      --------       --------       --------

Total Revenues           $126,097       $628,014       $538,903       $684,692
Gross Profit (1)           65,563        540,754        493,139        614,961
Net Income (Loss)       (   2,343)       486,409        439,151        563,320
Limited Partners'
   Net Income (Loss)
   Per Unit             (     .02)          2.43           2.20           2.82


                                                  2001
                        ------------------------------------------------------
                           First        Second          Third          Fourth
                          Quarter       Quarter         Quarter        Quarter
                        ----------      --------        --------       --------

Total Revenues           $742,885       $732,940       $241,360       $344,319
Gross Profit (1)          686,562        667,367        196,143        241,656
Net Income                618,187        615,590        143,026        190,046
Limited Partners'
   Net Income
   Per Unit                  3.10           3.09            .71            .94

-------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-8 Partnership
                                 ---------------

                                                  2002
                        -----------------------------------------------------
                          First          Second          Third         Fourth
                         Quarter         Quarter        Quarter        Quarter
                        --------        --------       --------       --------

Total Revenues          $114,882        $417,850       $358,729       $467,493
Gross Profit (1)          76,568         367,030        328,370        425,586
Net Income                30,113         332,103        294,562        393,518
Limited Partners'
   Net Income
   Per Unit                  .23            2.70           2.40           3.20

                                                  2001
                        -----------------------------------------------------
                          First          Second          Third         Fourth
                         Quarter         Quarter        Quarter        Quarter
                        --------        --------       --------       --------

Total Revenues          $539,946        $523,001       $197,917       $233,157
Gross Profit (1)         505,406         482,831        167,640        172,371
Net Income               457,361         450,662        134,655        140,331
Limited Partners'
   Net Income
   Per Unit                 3.73            3.67           1.10           1.12

----------------------
(1) Total revenues less depletion of Net Profits Interests.

                          INDEX TO EXHIBITS
                          -----------------


No.    Description
----   -----------

4.1 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.1 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.2 Agreement of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit
       4.2 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.3 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.4 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.4 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.5 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.5 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.6 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.6 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.7 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.7 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.8 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.8 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.9 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.10 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.11 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.12 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.13 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.14 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.14 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.15 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.15 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.16 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.16 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8.

*99.1  Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section  902  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
       Institutional/Pension Energy Income Limited Partnership P-7.

*99.2  Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section  902  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
       Institutional/Pension Energy Income Limited Partnership P-8.


      All other Exhibits are omitted as inapplicable.

      ----------

      *Filed herewith.