Form 10-Q
period 2003-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2003-08-13
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2003


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

                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                June 30,       December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  954,792       $  857,086
   Accounts receivable:
      Net Profits                                  32,087          188,969
                                               ----------       ----------
        Total current assets                   $  986,879       $1,046,055

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                3,072,709        2,611,743
                                               ----------       ----------
                                               $4,059,588       $3,657,798
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   97,724)     ($  102,748)
   Limited Partners, issued and
      outstanding, 188,702 units                4,157,312        3,760,546
                                               ----------       ----------
        Total Partners' capital                $4,059,588       $3,657,798
                                               ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                                --------        --------

REVENUES:
   Net Profits                                  $544,426        $627,970
   Interest income                                 1,147              44
                                                --------        --------
                                                $545,573        $628,014

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 70,336        $ 87,260
   General and administrative
      (Note 2)                                    59,878          54,345
                                                --------        --------
                                                $130,214        $141,605
                                                --------        --------

NET INCOME                                      $415,359        $486,409
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 23,524        $ 27,809
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $391,835        $458,600
                                                ========        ========
NET INCOME per unit                             $   2.08        $   2.43
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                              ----------        --------

REVENUES:
   Net Profits                                $1,320,374        $753,247
   Interest income                                 2,418             864
                                              ----------        --------
                                              $1,322,792        $754,111

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  144,750        $147,794
   General and administrative
      (Note 2)                                   122,211         122,251
                                              ----------        --------
                                              $  266,961        $270,045
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,055,831        $484,066

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                           400               -
                                              ----------        --------

NET INCOME                                    $1,056,231        $484,066
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   58,465        $ 30,072
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  997,766        $453,994
                                              ==========        ========
NET INCOME per unit                           $     5.29        $   2.41
                                              ==========        ========
UNITS OUTSTANDING                                188,702         188,702
                                              ==========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                   2003            2002
                                               ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,056,231       $484,066
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (       400)             -
      Depletion of Net Profits
        Interests                                  144,750        147,794
      Increase in accounts receivable -
        Net Profits                            (   161,596)     (  82,182)
                                                ----------       --------
Net cash provided by operating
   activities                                   $1,038,985       $549,678
                                                ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  286,838)     ($ 52,790)
                                                ----------       --------
Net cash used by investing activities          ($  286,838)     ($ 52,790)
                                                ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  654,441)     ($338,138)
                                                ----------       --------
Net cash used by financing
   activities                                  ($  654,441)     ($338,138)
                                                ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   97,706       $158,750

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             857,086        349,737
                                                ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  954,792       $508,487
                                                ==========       ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                June 30,        December 31,
                                                  2003              2002
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  674,412        $  611,298
   Accounts receivable:
      Net Profits                                  15,393           137,849
                                               ----------        ----------
        Total current assets                   $  689,805        $  749,147

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,858,167         1,529,804
                                               ----------        ----------
                                               $2,547,972        $2,278,951
                                               ==========        ==========



                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   39,380)      ($   43,633)
   Limited Partners, issued and
      outstanding, 116,168 units                2,587,352         2,322,584
                                               ----------        ----------
        Total Partners' capital                $2,547,972        $2,278,951
                                               ==========        ==========





                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $386,570          $417,718
   Interest income                                   857               132
                                                --------          --------
                                                $387,427          $417,850

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 42,326          $ 50,820
   General and administrative
      (Note 2)                                    40,196            34,927
                                                --------          --------
                                                $ 82,522          $ 85,747
                                                --------          --------

NET INCOME                                      $304,905          $332,103
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 16,895          $ 18,631
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $288,010          $313,472
                                                ========          ========
NET INCOME per unit                             $   2.48          $   2.70
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========





                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $927,957          $531,837
   Interest income                                 1,805               895
                                                --------          --------
                                                $929,762          $532,732

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 86,028          $ 89,134
   General and administrative
      (Note 2)                                    82,360            81,382
                                                --------          --------
                                                $168,388          $170,516
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $761,374          $362,216

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,862                 -
                                                --------          --------

NET INCOME                                      $766,236          $362,216
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 41,468          $ 21,631
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $724,768          $340,585
                                                ========          ========
NET INCOME per unit                             $   6.24          $   2.93
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $766,236        $362,216
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   4,862)              -
      Depletion of Net Profits
        Interests                                 86,028          89,134
      Increase in accounts receivable -
        Net Profits                            ( 111,434)      (  63,918)
                                                --------        --------
Net cash provided by operating
   activities                                   $735,968        $387,432
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($175,639)      ($ 34,275)
                                                --------        --------
Net cash used by investing activities          ($175,639)      ($ 34,275)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($497,215)      ($291,690)
                                                --------        --------
Net cash used by financing activities          ($497,215)      ($291,690)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 63,114        $ 61,467

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           611,298         280,416
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $674,412        $341,883
                                                ========        ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2003, statements of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests cost of oil and gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, included in accounts receivable - net profits, in the following approximate amounts for each Partnership:

                                             Increase in
                                              Net Income
                              Increase         for the
                                 in           Change in         Asset
                             Net Profits      Accounting      Retirement
           Partnerships       Interests       Principle       Obligation
           ------------      -----------      ----------      ----------
               P-7             $311,000         $  400         $311,000
               P-8              234,000          5,000          229,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the P-7 and P-8 Partnerships recognized approximately $13,000 and $9,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the P-7 and P-8 Partnerships during the six months ended June 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $13,000 and $9,000, respectively.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                  Direct General         Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $10,219                 $49,659
               P-8                     9,626                  30,570

      During the six months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $22,893                 $99,318
               P-8                    21,220                  61,140

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.


3.    SUBSEQUENT EVENT
      ----------------

      Effective July 31, 2003, the P-7 and P-8 Partnerships agreed to sell several properties located in Jefferson Davis County, Mississippi to Range Production I, L.P. Proceeds to the P-7 and P-8 Partnerships from the sale of these properties were approximately $336,000 and $439,000, respectively. These proceeds will be included in the Partnerships' cash distributions to be paid in November 2003. The Net Profits Interests of the P-7 and P-8 Partnerships will be reduced by approximately $27,000 and $36,000, respectively. In addition, the P-7 and P-8 Partnerships will record a gain of approximately $308,000 and $404,000, respectively. The sale of these wells will not materially affect future operating results.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                             Limited
                                     Date of             Partner Capital
               Partnership         Activation             Contributions
               -----------      ------------------       ---------------

                  P-7           February 28, 1992          $18,870,200
                  P-8           February 28, 1992           11,616,800

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2003, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $286,838 and $175,639, respectively. These costs were indirectly incurred as a result of drilling activities on one large unitized property, the Robertson North Unit in Gaines County, Texas. In addition, during the six months ended June 30, 2002, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $52,790 and $34,275, respectively. These costs were indirectly incurred as a result of drilling and recompletion activities on another large unitized property, the Pecos Valley Unit in Pecos County, Texas.

      Effective July 31, 2003, the P-7 and P-8 Partnerships agreed to sell several properties located in Jefferson Davis County, Mississippi to Range Production I, L.P. Proceeds to the P-7 and P-8 Partnerships from the sale of these properties were approximately $336,000 and $439,000, respectively. These proceeds will be included in the Partnerships' cash distributions to be paid in November 2003. The Net Profits Interests of the P-7 and P-8 Partnerships will be reduced by approximately $27,000 and $36,000, respectively. In addition, the P-7 and P-8 Partnerships will record a gain of approximately $308,000 and $404,000, respectively. The sale of these wells will not materially affect future operating results.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships were scheduled to terminate on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two year extension period to February 28, 2004. The General Partner currently intends to exercise its second extension option for each Partnership, thereby extending their terms to February 28, 2006.


CRITICAL ACCOUNTING POLICIES
----------------------------

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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

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

      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata share of estimated total gas reserves attributable to the underlying property, such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf. Also included in accounts receivable (payable) - Net Profits is the asset retirement obligation.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits

      Interests, an increase in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, included in accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

                                              Increase in
                                              Net Income
                               Increase        for the
                                 in           Change in         Asset
                             Net Profits      Accounting      Retirement
           Partnerships       Interests       Principle       Obligation
           ------------      -----------      ----------      ----------
               P-7             $311,000         $  400         $311,000
               P-8              234,000          5,000          229,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the P-7 and P-8 Partnerships recognized approximately $13,000 and $9,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                                P-7 Partnership
                                ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    -----------

      Proved reserves, Dec. 31, 2002               947,225      4,419,130
         Production                             (   20,060)    (  107,886)
         Extensions and discoveries                    947            367
         Revisions of previous
            estimates                               24,012        345,103
                                                 ---------      ---------

      Proved reserves, March 31, 2003              952,124      4,656,714
         Production                             (   20,107)    (   85,892)
         Extensions and discoveries                 63,818         20,970
         Revisions of previous
            estimates                               75,054        529,077
                                                 ---------      ---------

      Proved reserves, June 30, 2003             1,070,889      5,120,869
                                                 =========      =========

                                P-8 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             556,658        3,047,476
         Production                             ( 12,300)      (   77,700)
         Extensions and discoveries                  569              209
         Revisions of previous
            estimates                             13,809          192,809
                                                 -------        ---------

      Proved reserves, March 31, 2003            558,736        3,162,794
         Production                             ( 12,095)      (   63,931)
         Extensions and discoveries               39,089           12,832
         Revisions of previous
            estimates                             46,913          381,730
                                                 -------        ---------

      Proved reserves, June 30, 2003             632,643        3,493,425
                                                 =======        =========

      The net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2003 will actually be realized for such production.

                                       Net Present Value of Reserves
                                -----------------------------------------
           Partnership            6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
              P-7               $13,337,958    $12,730,947    $12,899,551
              P-8                 9,006,077      8,591,655      8,722,482

                                            Oil and Gas Prices
                                -----------------------------------------
             Pricing              6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
           Oil (per barrel)     $     27.00    $     27.75    $     28.00
           Gas (per Mcf)               5.18           5.06           4.74

      The P-7 and P-8 Partnerships have interests in the Pecos Valley Unit, which is a large unitized property located in Pecos County, Texas. Recompletion and well activities in 2002 led to a significant increase in gas production within this property. This property is declining less rapidly than previously expected leading to an upward revision in estimated gas reserves as well as the related estimated net present value of reserves at June 30, 2003 as compared to March 31, 2003.

      In addition, the Partnerships had upward revisions in estimated gas reserves and the related estimated net present value of reserves at June 30, 2003 as compared to March 31, 2003 due to an increase in the gas price used to run the reserves and lower rates of decline than originally forecast.


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

      *   Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *   The level of consumer demand and overall economic activity;
      *   The competitiveness of alternative fuels;
      *   Weather conditions;
      *   The availability of pipelines for transportation; and
      *   Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      P-7 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $544,426         $627,970
      Barrels produced                              20,107           30,723
      Mcf produced                                  85,892           84,156
      Average price/Bbl                           $  26.66         $  22.31
      Average price/Mcf                           $   5.04         $   2.93

      As shown in the table above, total Net Profits decreased $83,544 (13.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this decrease, approximately (i) $237,000 was related to a decrease in volumes of oil sold and (ii) $120,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately (i) $87,000 and $181,000, respectively, related to increases in the average prices of oil and gas sold and (ii) $5,000 related to an increase in volumes of gas sold.
      Volumes of oil sold decreased 10,616 barrels, while volumes of gas sold increased 1,736 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2002. The increase in volumes of gas sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2003, which increase was partially offset by normal declines in production. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2003. Average oil and gas prices increased to $26.66 per barrel and $5.04 per Mcf, respectively, for the three months ended June 30, 2003 from $22.31 per barrel and $2.93 per Mcf, respectively, for the three months ended June 30, 2002.

      Depletion of Net Profits Interests decreased $16,924 (19.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to the decrease in volumes of oil sold. As a percentage of Net Profits, this expense decreased to 12.9% for the three months ended June 30, 2003 from 13.9% for the three months ended June 30, 2002.

      General and administrative expenses increased $5,533 (10.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of Net Profits, these expenses increased to 11.0% for the three months ended June 30, 2003 from 8.7% for the three months ended June 30, 2002. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2003            2002
                                                  ----------       --------
      Net Profits                                 $1,320,374       $753,247
      Barrels produced                                40,167         47,687
      Mcf produced                                   193,778        168,632
      Average price/Bbl                           $    29.44       $  21.00
      Average price/Mcf                           $     4.74       $   2.44

      As shown in the table above, total Net Profits increased $567,127 (75.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately (i) $339,000 and $445,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $61,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of approximately
      (i) $158,000 related to a decrease in volumes of oil sold and (ii) $120,000 related to an increase in production expenses. Volumes of oil sold decreased 7,520 barrels, while volumes of gas sold increased 25,146 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2002, (ii) normal declines in production, and (iii) a negative prior period volume adjustment made by the purchaser on another significant well during the six months ended June 30, 2003. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment on one significant well during the six months ended June 30, 2003 and (ii) an increase in production on another significant well due to the successful workover of that well during early 2003. Average oil and gas prices increased to $29.44 per barrel and $4.74 per Mcf, respectively, for the six months ended June 30, 2003 from $21.00 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 2002.

      Depletion of Net Profits Interests decreased $3,044 (2.1%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of Net Profits, this expense decreased to 11.0% for the six months ended June 30, 2003 from 19.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 9.3% for the six months ended June 30, 2003 from 16.2% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2003   were   $17,171,916   or  91.00%  of   Limited   Partners'   capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $386,570         $417,718
      Barrels produced                              12,095           18,655
      Mcf produced                                  63,931           69,568
      Average price/Bbl                           $  26.53         $  22.32
      Average price/Mcf                           $   5.02         $   2.91

      As shown in the table above, total Net Profits decreased $31,148 (7.5%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this decrease, approximately (i) $147,000 and $16,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $54,000 related to an increase in production expenses. These decreases were partially offset by increases of approximately $51,000 and $135,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,560 barrels and 5,637 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was partially offset by an increase in production on one significant well due to the successful workover of that well during early 2003. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2003. Average oil and gas prices increased to $26.53 per barrel and $5.02 per Mcf, respectively, for the three months ended June 30, 2003 from $22.32 per barrel and $2.91 per Mcf, respectively, for the three months ended June 30, 2002.

      Depletion of Net Profits Interests decreased $8,494 (16.7%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 10.9% for the three months ended June 30, 2003 from 12.2% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,269 (15.1%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of Net Profits, these expenses increased to 10.4% for the three months ended June 30, 2003 from 8.4% for the three months ended June 30, 2002. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $927,957         $531,837
      Barrels produced                              24,395           29,246
      Mcf produced                                 141,631          142,858
      Average price/Bbl                           $  29.43         $  21.03
      Average price/Mcf                           $   4.86         $   2.46

      As shown in the table above, total Net Profits increased $396,120 (74.5%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $205,000 and $340,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately (i) $102,000 related to a decrease in volumes of oil sold and (ii) $44,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 4,851 barrels and 1,227 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to
      (i) normal declines in
      production, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2002, and (iii) a negative prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) a positive prior period volume adjustment on one significant well during the six months ended June 30, 2003 and (ii) an increase in production on another significant well due to the successful workover of that well during early 2003. Average oil and gas prices increased to $29.43 per barrel and $4.86 per Mcf, respectively, for the six months ended June 30, 2003 from $21.03 per barrel and $2.46 per Mcf, respectively, for the six months ended June 30, 2002.

      Depletion of Net Profits Interests decreased $3,106 (3.5%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of Net Profits, this expense decreased to 9.3% for the six months ended June 30, 2003 from 16.8% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $978 (1.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of Net Profits, these expenses decreased to 8.9% for the six months ended June 30, 2003 from 15.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2003   were   $11,191,583   or  96.34%  of   Limited   Partners'   capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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


                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                       INCOME LIMITED PARTNERSHIP P-7
                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                       INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2003        By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2003        By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-7;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-7;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-8;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-8;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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