Form 10-Q
period 2003-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2003-11-13
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2003


Commission File Number: P-7:  0-20265           P-8:  0-20264




     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
     ---------------------------------------------------------------------
         (Exact name of Registrant as specified in its Articles)



                                              P-7 73-1367186
                  Oklahoma                    P-8 73-1378683
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                        Number)
           organization)



       Two West Second Street, Tulsa, Oklahoma              74103
     ---------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


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
                                 (Unaudited)






                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,362,342       $  857,086
   Accounts receivable:
      Net Profits                                  80,267          188,969
                                               ----------       ----------
        Total current assets                   $1,442,609       $1,046,055

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                3,074,371        2,611,743
                                               ----------       ----------
                                               $4,516,980       $3,657,798
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   81,772)     ($  102,748)
   Limited Partners, issued and
      outstanding, 188,702 units                4,598,752        3,760,546
                                               ----------       ----------
        Total Partners' capital                $4,516,980       $3,657,798
                                               ==========       ==========








                The accompanying condensed notes are an integral part of
                              these financial statements.

          GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                      (Unaudited)





                                                  2003            2002
                                                --------        --------

REVENUES:
   Net Profits                                  $590,062        $537,608
   Interest income                                 1,436           1,295
   Gain on sale of Net Profits
      Interests                                  368,610               -
                                                --------        --------
                                                $960,108        $538,903

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 80,031        $ 45,764
   General and administrative
      (Note 2)                                    56,320          53,988
                                                --------        --------
                                                $136,351        $ 99,752
                                                --------        --------

NET INCOME                                      $823,757        $439,151
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 44,317        $ 23,723
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $779,440        $415,428
                                                ========        ========
NET INCOME per unit                             $   4.13        $   2.20
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========













                The accompanying condensed notes are an integral part of
                              these financial statements.

         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                     (Unaudited)





                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,910,436        $1,290,855
   Interest income                                 3,854             2,159
   Gain on sale of Net Profits
      Interests                                  368,610                 -
                                              ----------        ----------
                                              $2,282,900        $1,293,014

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  224,781        $  193,558
   General and administrative
      (Note 2)                                   178,531           176,239
                                              ----------        ----------
                                              $  403,312        $  369,797
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,879,588        $  923,217

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                           400                 -
                                              ----------        ----------

NET INCOME                                    $1,879,988        $  923,217
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  102,782        $   53,795
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,777,206        $  869,422
                                              ==========        ==========
NET INCOME per unit                           $     9.42        $     4.61
                                              ==========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========        ==========





                 The accompanying condensed notes are an integral part of
                               these financial statements.

          GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                     (Unaudited)



                                                   2003            2002
                                               ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,879,988       $923,217
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (       400)             -
      Depletion of Net Profits
        Interests                                  224,781        193,558
      Gain on sale of Net Profits
        Interests                              (   368,610)             -
      Increase in accounts receivable -
        Net Profits                            (   213,033)     ( 190,824)
                                                ----------       --------
Net cash provided by operating
   activities                                   $1,522,726       $925,951
                                                ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  392,375)     ($ 56,752)
   Proceeds from sale of Net Profits
      Interests                                    395,711              -
                                                ----------       --------
Net cash provided (used) by investing
   activities                                   $    3,336      ($ 56,752)
                                                ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,020,806)     ($588,735)
                                                ----------       --------
Net cash used by financing
   activities                                  ($1,020,806)     ($588,735)
                                                ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  505,256       $280,464

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             857,086        349,737
                                                ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,362,342       $630,201
                                                ==========       ========


               The accompanying condensed notes are an integral part of
                              these financial statements.

         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                  (Unaudited)




                                     ASSETS


                                             September 30,      December 31,
                                                 2003               2002
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,171,223        $  611,298
   Accounts receivable:
      Net Profits                                  46,996           137,849
                                               ----------        ----------
        Total current assets                   $1,218,219        $  749,147

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,839,850         1,529,804
                                               ----------        ----------
                                               $3,058,069        $2,278,951
                                               ==========        ==========



                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   19,748)      ($   43,633)
   Limited Partners, issued and
      outstanding, 116,168 units                3,077,817         2,322,584
                                               ----------        ----------
        Total Partners' capital                $3,058,069        $2,278,951
                                               ==========        ==========
















               The accompanying condensed notes are an integral part of
                              these financial statements.

         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                      (Unaudited)





                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $404,883          $357,781
   Interest income                                 1,125               948
   Gain on sale of Net Profits
      Interests                                  482,658                 -
                                                --------          --------
                                                $888,666          $358,729

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 48,138          $ 30,359
   General and administrative
      (Note 2)                                    34,913            33,808
                                                --------          --------
                                                $ 83,051          $ 64,167
                                                --------          --------

NET INCOME                                      $805,615          $294,562
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 42,150          $ 15,895
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $763,465          $278,667
                                                ========          ========
NET INCOME per unit                             $   6.57          $   2.40
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========
















              The accompanying condensed notes are an integral part of
                              these financial statements.

          GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                      (Unaudited)





                                                 2003               2002
                                              ----------          --------

REVENUES:
   Net Profits                                $1,332,840          $889,618
   Interest income                                 2,930             1,843
   Gain on sale of Net Profits
      Interests                                  482,658                 -
                                              ----------          --------
                                              $1,818,428          $891,461

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  134,166          $119,493
   General and administrative
      (Note 2)                                   117,273           115,190
                                              ----------          --------
                                              $  251,439          $234,683
                                              ----------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,566,989          $656,778

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,862                 -
                                              ----------          --------

NET INCOME                                    $1,571,851          $656,778
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   83,618          $ 37,526
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $1,488,233          $619,252
                                              ==========          ========
NET INCOME per unit                           $    12.81          $   5.33
                                              ==========          ========
UNITS OUTSTANDING                                116,168           116,168
                                              ==========          ========








               The accompanying condensed notes are an integral part of
                             these financial statements.

         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                               STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                    (Unaudited)



                                                  2003            2002
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,571,851      $656,778
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (     4,862)            -
      Depletion of Net Profits
        Interests                                  134,166       119,493
      Gain on sale of Net Profits
        Interests                              (   482,658)            -
      Increase in accounts receivable -
        Net Profits                            (   145,209)    ( 120,848)
                                                ----------      --------
Net cash provided by operating
   activities                                   $1,073,288      $655,423
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  238,801)    ($ 36,473)
   Proceeds from sale of Net Profits
      Interests                                    518,171             -
                                                ----------      --------
Net cash provided (used) by investing
   activities                                   $  279,370     ($ 36,473)
                                                ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  792,733)    ($438,309)
                                                ----------      --------
Net cash used by financing activities          ($  792,733)    ($438,309)
                                                ----------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  559,925      $180,641

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             611,298       280,416
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,171,223      $461,057
                                                ==========      ========



               The accompanying condensed notes are an integral part of
                              these financial statements.

    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


   1. ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2003, statements of operations for the three and nine months ended September 30, 2003 and 2002, and statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests cost of oil and gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, resulting in a decrease of accounts receivable - net profits, in the following approximate amounts for each
      Partnership:

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the P-7 and P-8 Partnerships recognized approximately $20,000 and $14,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the P-7 and P-8 Partnerships during the nine months ended September 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $20,000 and $13,000, respectively.


   2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $6,661                  $49,659
               P-8                    4,343                   30,570

      During the nine months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $29,554                $148,977
               P-8                    25,563                  91,710

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2003, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $392,375 and $238,801, respectively. These capital expenditures were indirectly incurred as a result of drilling activities on one large unitized property, the Robertson North Unit in Gaines County, Texas. As of the date of this quarterly report, this drilling is still in progress. In addition, during the nine months ended September 30, 2002, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $56,752 and $36,473, respectively. These capital expenditures were indirectly incurred as a result of drilling and recompletion activities on another large unitized property, the Pecos Valley Unit in Pecos County, Texas. These activities were successful leading to an increase in oil and gas reserves on this property. Any other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2003 and 2002 were not material to the Partnerships' cash flows.

      The P-7 and P-8 Partnerships' Statements of Cash Flows for the nine months ended September 30, 2003 include proceeds from the sale of certain oil and gas properties during the third quarter of 2003. These proceeds will be included in the Partnerships' November 2003 cash distributions.

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

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest.

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

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, resulting in a decrease of accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the P-7 and P-8 Partnerships recognized approximately $20,000 and $14,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                P-7 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002               947,225      4,419,130
         Production                             (   20,060)    (  107,886)
         Extensions and discoveries                    947            367
         Revisions of previous
            estimates                               24,012        345,103
                                                 ---------      ---------

      Proved reserves, March 31, 2003              952,124      4,656,714
         Production                             (   20,107)    (   85,892)
         Extensions and discoveries                 63,818         20,970
         Revisions of previous
            estimates                               75,054        529,077
                                                 ---------      ---------

      Proved reserves, June 30, 2003             1,070,889      5,120,869
         Production                             (   22,244)    (   72,847)
         Extensions and discoveries                      -         16,881
         Sale of reserves                       (    1,797)    (  241,365)
         Revisions of previous
            estimates                           (    7,335)    (   72,235)
                                                 ---------      ---------

      Proved reserves, Sept. 30, 2003            1,039,513      4,751,303
                                                 =========      =========

                                P-8 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             556,658        3,047,476
         Production                             ( 12,300)      (   77,700)
         Extensions and discoveries                  569              209
         Revisions of previous
            estimates                             13,809          192,809
                                                 -------        ---------

      Proved reserves, March 31, 2003            558,736        3,162,794
         Production                             ( 12,095)      (   63,931)
         Extensions and discoveries               39,089           12,832
         Revisions of previous
            estimates                             46,913          381,730
                                                 -------        ---------

      Proved reserves, June 30, 2003             632,643        3,493,425
         Production                             ( 13,228)      (   55,525)
         Sale of reserves                       (  2,359)      (  316,049)
         Revisions of previous
            estimates                           (  4,208)      (   46,001)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            612,848        3,075,850
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2003, June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2003 will actually be realized for such production.

                       Net Present Value of Reserves (In 000's)
                    -------------------------------------------------------
      Partnership       9/30/03       6/30/03        3/31/03       12/31/02
      -----------       -------       -------        -------       --------
         P-7            $11,480       $13,338        $12,731        $12,899
         P-8              7,364         9,006          8,592          8,722

                               Oil and Gas Prices
                    -------------------------------------------------------
        Pricing         9/30/03       6/30/03        3/31/03       12/31/02
      -----------       -------       -------        -------       --------
      Oil (Bbl)         $ 26.00       $ 27.00        $ 27.75        $ 28.00
      Gas (Mcf)            4.58          5.18           5.06           4.74

      The Partnerships had downward revisions in estimated oil and gas reserves and the related estimated net present value of reserves at September 30, 2003 as compared to June 30, 2003 primarily due to the sale of several properties during the three months ended September 30, 2003 and the decreases in the oil and gas prices used to value the reserves.


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

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices, to an extent, have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      P-7 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $590,062         $537,608
      Barrels produced                              22,244           18,301
      Mcf produced                                  72,847           86,102
      Average price/Bbl                           $  29.22         $  27.38
      Average price/Mcf                           $   3.65         $   2.90

      As shown in the table above, total Net Profits increased $52,454 (9.8%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately (i) $108,000 was related to an increase in volumes of oil sold and (ii) $41,000 and $55,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $113,000 related to an increase in production expenses and (ii) $39,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,943 barrels, while volumes of gas sold decreased 13,255 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one large unitized property due to the completion of several wells within that property during late 2002 and early 2003 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended September 30, 2003 in order to perform a workover on that well. The shut-in well is expected to return to production in late 2003. These decreases were partially offset by a negative prior period gas balancing adjustment on one significant well during the three months ended September 30, 2002. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2003 and (ii) a negative prior period lease operating expense adjustment on one significant well during the three months ended September 30, 2002. Average oil and gas prices increased to $29.22 per barrel and $3.65 per Mcf, respectively, for the three months ended September 30, 2003 from $27.38 per barrel and $2.90 per Mcf, respectively, for the three months ended September 30, 2002.

      As discussed in "Liquidity and Capital" Resources above, the P-7 Partnership sold certain oil and gas properties during the three months ended September 30, 2003 and recognized a $368,610 gain on such sales. No such sales occurred during the three months ended September 30, 2002.

      Depletion of Net Profits Interests increased $34,267 (74.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling on one large unitized property during the three months ended September 30, 2003 and (ii) downward revisions in the estimates of remaining oil and gas reserves for the three months ended September 30, 2003. As a percentage of Net Profits, this expense increased to 13.6% for the three months ended September 30, 2003 from 8.5% for the three months ended September 30, 2002. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,332 (4.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 9.5% for the three months ended September 30, 2003 from 10.0% for the three months ended September 30, 2002.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                     2003           2002
                                                  ----------     ----------
      Net Profits                                 $1,910,436     $1,290,855
      Barrels produced                                62,411         65,988
      Mcf produced                                   266,625        254,734
      Average price/Bbl                           $    29.36     $    22.77
      Average price/Mcf                           $     4.44     $     2.60

      As shown in the table above, total Net Profits increased $619,581 (48.0%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $411,000 and $492,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $233,000 related to an increase in production expenses and (ii) $81,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 3,577 barrels, while volumes of gas sold increased 11,891 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment on one significant well during the nine months ended September 30, 2003, which increase was partially offset by normal declines in production. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2003, (ii) the increase in production taxes associated with the increase in oil and gas sales, and (iii) a negative prior period lease operating expense adjustment on one significant well during the nine months ended September 30, 2002. Average oil and gas prices increased to $29.36 per barrel and $4.44 per Mcf, respectively, for the nine months ended September 30, 2003 from $22.77 per barrel and $2.60 per Mcf, respectively, for the nine months ended September 30, 2002.

      As discussed in "Liquidity and Capital Resources" above, the P-7 Partnership sold certain oil and gas properties during the nine months ended September 30, 2003 and recognized a $368,610 gain on such sales. No such sales occurred during the nine months ended September 30, 2002.

      Depletion of Net Profits Interests increased $31,223 (16.1%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to an increase in depletable Net Profits Interests primarily due to developmental drilling on one large unitized property during the nine months ended September 30, 2003. As a percentage of Net Profits, this expense decreased to 11.8% for the nine months ended September 30, 2003 from 15.0% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,292 (1.3%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 9.3% for the nine months ended September 30, 2003 from 13.7% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2003 were $17,509,916 or 92.79% of Limited Partners' capital contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $404,883         $357,781
      Barrels produced                              13,228           11,277
      Mcf produced                                  55,525           66,669
      Average price/Bbl                           $  29.25         $  27.52
      Average price/Mcf                           $   3.70         $   2.84

      As shown in the table above, total Net Profits increased $47,102 (13.2%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately (i) $23,000 and $48,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $54,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $46,000 related to an increase in production expenses and (ii) $32,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,951 barrels, while volumes of gas sold decreased 11,144 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one large unitized property due to the completion of several wells during late 2002 and early 2003 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended September 20, 2003 in order to perform a workover on that well. The shut-in well is expected to return to production in late 2003. These decreases were partially offset by a negative prior period gas balancing adjustment on one significant well during the three months ended September 30, 2002. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2003 and (ii) a negative prior period lease operating expense adjustment on one significant well during the three months ended September 30, 2002. Average oil and gas prices increased to $29.25 per barrel and $3.70 per Mcf, respectively, for the three months ended September 30, 2003 from $27.52 per barrel and $2.84 per Mcf, respectively, for the three months ended September 30, 2002.

      As discussed in "Liquidity and Capital Resources" above, the P-8 Partnership sold certain oil and gas properties during the three months ended September 30, 2003 and recognized a $482,658 gain on such sales. No such sales occurred during the three months ended September 30, 2002.

      Depletion of Net Profits Interests increased $17,779 (58.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling on one large unitized property during the three months ended September 30, 2003 and (ii) downward revisions in the estimates of remaining oil and gas reserves for the three months ended September 30, 2003. As a percentage of Net Profits, this expense increased to 11.9% for the three months ended September 30, 2003 from 8.5% for the three months ended September 30, 2002. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $1,105 (3.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 8.6% for the three months ended September 30, 2003 from 9.4% for the three months ended September 30, 2002.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2003              2002
                                                ----------         --------
      Net Profits                               $1,332,840         $889,618
      Barrels produced                              37,623           40,523
      Mcf produced                                 197,156          209,527
      Average price/Bbl                         $    29.36         $  22.83
      Average price/Mcf                         $     4.53         $   2.58

      As shown in the table above, total Net Profits increased $443,222 (49.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $246,000 and $385,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $90,000 related to an increase in production expenses and (ii) $66,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 2,900 barrels and 12,371 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by a positive prior period volume adjustment on one significant well during the nine months ended September 30, 2003. Average oil and gas prices increased to $29.36 per barrel and $4.53 per Mcf, respectively, for the nine months ended September 30, 2003 from $22.83 per barrel and $2.58 per Mcf, respectively, for the nine months ended September 30, 2002.

      As discussed in "Liquidity and Capital Resources" above, the P-8 Partnership sold certain oil and gas properties during the nine months ended September 30, 2003 and recognized a $482,658 gain on such sales. No such sales occurred during the nine months ended September 30, 2002.

      Depletion of Net Profits Interests increased $14,673 (12.3%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to an increase in depletable Net Profits Interests primarily due to developmental drilling on one large unitized property during the nine months ended September 30, 2003. As a percentage of Net Profits, this expense decreased to 10.1% for the nine months ended September 30, 2003 from 13.4% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,083 (1.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 8.8% for the nine months ended September 30, 2003 from 12.9% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2003 were $11,464,583 or 98.69% of Limited Partners' capital contributions. Management anticipates that the P-8 Partnership should achieve payout with the cash distributions to be paid in November 2003. After payout, operations and revenues for the P-8 Partnership will be allocated using after payout percentages included in the P-8 Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                                 PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

            31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-7 Partnership.

            31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-7 Partnership.

            31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-8 Partnership.

            31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-8 Partnership.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-7 Partnership.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-8 Partnership.

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


                          GEODYNE INSTITUTIONAL/PENSION ENERGY
                             INCOME LIMITED PARTNERSHIP P-7
                          GEODYNE INSTITUTIONAL/PENSION ENERGY
                             INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2003            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2003            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

32.2 Certification pursuant to 18 U.S.C. Sesction 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.