Form 10-K
period 2003-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2004-03-26
CIK 888239, 888240

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number:  P-7:  0-20265     P-8:  0-20264

                GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                           LIMITED PARTNERSHIP P-7
                GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                           LIMITED PARTNERSHIP P-8
-----------------------------------------------------------------------
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


      DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K
                               TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................16
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......16

PART II.....................................................................16
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......16
      ITEM 6.     SELECTED FINANCIAL DATA...................................18
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............21
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................31
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............31
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE....................31
      Item 9A.    CONTROLS AND PROCEDURES...................................31

PART III....................................................................32
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...32
      ITEM 11.    EXECUTIVE COMPENSATION....................................33
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.....................................37
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............38
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................39

PART IV.....................................................................40
      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.......................................40

SIGNATURES..................................................................45

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2003 Samson owned interests in approximately 14,000 oil and gas wells located in 20 states of the United States and the countries of Canada, Venezuela, Russia, and Australia. At December 31, 2003, Samson operated approximately 4,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, Russia, and Australia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2004, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement"). However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second extension thereby extending their termination date through December 31, 2005. The General Partner has not determined whether it will further extend the term of either Partnership.


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


     Principal Products Produced and Services Rendered

     The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, recent substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities indirectly conducted by the Partnerships.


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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of  consumer  demand  and  overall  economic  activity;
      *  The competitiveness  of  alternative  fuels;
      *  Weather  conditions;
      *  The availability of pipelines for  transportation;  and
      *  Domestic and foreign government regulations and taxes.

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

      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2003:

Partnership              Customer                                 Percentage
-----------       ------------------------------                  ----------

    P-7           ExxonMobil Oil Corporation ("Exxon")               33.1%
                  Hunt Oil Company ("Hunt")                          15.9%
                  Duke Energy Field Services, Inc.
                  ("Duke")                                           10.2%
                  Scurlock Permian Corp.                             10.0%


    P-8           Exxon                                              31.3%
                  Hunt                                               13.8%
                  Duke                                               10.6%

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

ITEM 2. PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells as of December, 31, 2003 in which the Partnerships had a Net Profits Interest which was carved from a working interest.

                                 Number of Wells(1)
                                ---------------------------
                  P/ship        Total        Oil        Gas
                  ------        -----        ---        ---
                    P-7         1,041        754        287
                    P-8         1,184        854        330

-----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During the year ended December 31, 2003, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.

P-7 Partnership
---------------
                                           Revenue
   Well Name            County     St.     Interest     Type      Status
---------------         ------     ---     --------     ----   ---------

Headlee Unit            Ector      TX       0.0045      Gas      Producing
 (3 new wells)
Federal 11 #7           Lea        NM       0.0438      Gas      Producing
Plains Unit             Yoakum     TX       0.0062      Oil      Producing
 (8 new wells)
Riley, North Unit       Gaines     TX       0.0175      Oil      Producing
 (12 new wells)
Robertson North         Gaines     TX       0.0223      Oil      Producing
 Unit (35 new wells)
Harrill C #3-33         Garvin     OK       0.0059      Gas      Producing


P-8 Partnership
---------------

                                           Revenue
   Well Name            County      St.    Interest     Type      Status
---------------         ------      ---    --------     ----     ---------

Headlee Unit            Ector       TX      0.0023      Gas      Producing
 (3 new wells)
Federal 11 #7           Lea         NM      0.0224      Gas      Producing
Plains Unit             Yoakum      TX      0.0032      Oil      Producing
 (8 new wells)
Riley, North Unit       Gaines      TX      0.0107      Oil      Producing
 (12 new wells)
Robertson North         Gaines      TX      0.0138      Oil      Producing
 Unit (35 new wells)
Shafter Lake San
 Andres Unit
 (8 new wells)          Andrews     TX      0.0002      Oil      Producing
Harrill C #3-33         Garvin      OK      0.0030      Gas      Producing


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data
                                P-7 Partnership
                                ---------------

                                           Year ended December 31,
                                 -------------------------------------------
                                    2003             2002            2001
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     82,711           89,957          80,436
      Gas (Mcf)                     338,742          377,169         361,056

   Oil and gas sales(1):
      Oil                        $2,407,893       $2,144,085      $1,937,648
      Gas                         1,453,901        1,044,230       1,524,638
                                  ---------        ---------       ---------
        Total                    $3,861,794       $3,188,315      $3,462,286
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $29.11           $23.83          $24.09
      Per Mcf of gas                   4.29             2.77            4.22

-------------------
(1) These amounts differ from the Net Profits included in the P-7 Partnership's financial statements because they do not reflect the offset of $1,650,013, $1,214,321, and $1,419,651, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data
                                P-8 Partnership
                                ---------------

                                           Year ended December 31,
                                 -------------------------------------------
                                    2003             2002            2001
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     49,766           54,657          49,321
      Gas (Mcf)                     257,786          300,937         304,980

   Oil and gas sales(1):
      Oil                        $1,448,496       $1,301,208      $1,182,827
      Gas                         1,104,661          820,315       1,223,550
                                  ---------        ---------       ---------
        Total                    $2,553,157       $2,121,523      $2,406,377
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $29.11           $23.81          $23.98
      Per Mcf of gas                   4.29             2.73            4.01

-------------------
(1) These amounts differ from the Net Profits included in the P-8 Partnership's financial statements because they do not reflect the offset of $1,004,748, $765,606, $927,867, respectively, of production expenses incurred by the Affiliated Programs.


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2003 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at

December  31,  2003.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively) were higher than the prices in effect on December 31, 2002 ($28.00 per barrel and $4.74 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2003 to be higher than such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2003 will actually be realized for such production.

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

                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves
                          As of December 31, 2003(1)

P-7 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  4,540,858
      Oil and liquids (Bbls)                                     1,080,712

   Net present value (discounted at 10% per annum)             $14,949,809

P-8 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  2,916,977
      Oil and liquids (Bbls)                                       635,359

   Net present value (discounted at 10% per annum)              $9,485,780

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


      Significant Properties

      As of December 31, 2003, affiliates of the Partnerships operated 21 (2%) and 24 (2%), respectively, of the P-7 and P-8 Partnership's wells. The following table sets forth certain well and reserve information for the basins in which the Partnerships own a significant amount of Net Profits Interests. The table contains the following information for each significant basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

     The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Permian Basin is located in west Texas and southeast New Mexico.


                  Significant Properties as of December 31, 2003
                  ----------------------------------------------

                             Wells
                          Operated by
                           Affiliates     Oil         Gas
                Total    -------------  Reserves     Reserves      Present
Basin           Wells     Number  %(1)   (Bbl)        (Mcf)         Value
-----------     -----    ------   ----   ---------   ---------   -----------

P-7 P/ship:
  Permian         923       6       1%   1,031,739   2,448,253   $11,589,235
  Anadarko         22      14      64%      30,292   2,006,568     3,114,575


P-8 P/ship:
  Permian       1,326       6       -      608,224   1,570,262   $ 7,038,145
  Anadarko         30      17      57%      16,008   1,295,798     2,258,714
------------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.

      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2003 as compared to December 31, 2002, were significant to the Partnerships.

      The P-7 and P-8 Partnerships' estimated proved reserves increased approximately 103,000 and 64,000 barrels of oil equivalent, respectively, in the Robertson North Unit located in Gaines County, Texas from December 31, 2002 to December 31, 2003. This increase was primarily due to the completion of several new wells in 2003.

      In addition, the P-7 and P-8 Partnerships' estimated proved reserves increased approximately 89,000 and 51,000 barrels of oil equivalent, respectively, in the Pecos Val (5400 Dev Ut) located in Pecos County, Texas from December 31, 2002 to December 31, 2003. This increase was primarily due to a revised forecast in reserves based on actual production experience.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of either Partnership during 2003.


                                PART II.

ITEM 5. MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 3, 2004, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                               Number of         Number of
            Partnership         Units         Limited Partners
            -----------       ---------       ----------------

                P-7            188,702             1,001
                P-8            116,168               881

     Units were initially sold for a price of $100. The Units are not traded on any exchange and there is no public trading market for them. The General Partneris aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

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

                            Repurchase Offer Prices
                            -----------------------
                    2002                           2003                 2004
           --------------------------    -------------------------      ----
           1st    2nd     3rd    4th     1st    2nd     3rd    4th      1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.     Qtr.
------     ----   ----    ----   ----    ----   ----    ----   ----     ----

 P-7       $28    $27     $31    $29     $27    $26     $34    $31      $29
 P-8        29     28      33     31      28     27      38     32       29

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

      The following is a summary of cash distributions paid to the Limited Partners during 2002 and 2003 and the first quarter of 2004:

                              Cash Distributions
                              ------------------

                                  2002
                 -----------------------------------------
                  1st          2nd          3rd       4th
   P/ship         Qtr.         Qtr.         Qtr.      Qtr.
   ------        -----        -----        -----     -----
    P-7          $1.39        $ .36        $1.17     $1.73
    P-8           1.60          .85         1.08      2.01


                                  2003                                2004
                 ------------------------------------------          -----
                  1st          2nd         3rd        4th             1st
   P/ship         Qtr.         Qtr.        Qtr.       Qtr.            Qtr.
   ------        -----        -----       -----      -----           -----
    P-7          $2.37        $ .82       $1.79      $3.66           $1.30
    P-8           2.77         1.19        2.35       6.24            1.77

-
ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                                Selected Financial Data
                                                     P-7 Partnership
                                                     ---------------

                                  2003            2002              2001            2000            1999
                              ------------    ------------      ------------    ------------    ------------
 Net Profits                   $2,211,781      $1,973,994        $2,042,635      $2,925,780     $1,421,927

   Net Income:
      Limited Partners          2,003,873       1,401,864         1,478,593       2,725,533        872,450
      General Partner             118,037          84,673            88,256         154,148         57,235
      Total                     2,121,910       1,486,537         1,566,849       2,879,681        929,685

   Limited Partners' Net
      Income per Unit               10.62            7.43              7.84           14.44           4.62

   Limited Partners' Cash
      Distributions per Unit         8.64            4.65             10.18           11.51           4.02

   Total Assets                 4,239,795       3,657,798         3,112,532       3,571,495      3,003,229

   Partners' Capital (Deficit)
      Limited Partners          4,135,419       3,760,546         3,235,682       3,676,089      3,122,556

      General Partner         (   103,881)    (   102,748)      (   123,150)     (  104,594)   (   119,327)

   Number of Units
      Outstanding                 188,702         188,702           188,702         188,702        188,702



                                                        Selected Financial Data
                                                            P-8 Partnership
                                                            ---------------

                                    2003             2002             2001            2000            1999
                                ------------     ------------     ------------    ------------    ------------
   Net Profits                   $1,548,409       $1,355,917       $1,478,510      $1,940,837     $1,000,657

   Net Income:
      Limited Partners            1,668,506          991,477        1,117,968       1,776,728        665,123
      General Partner               108,749           58,819           65,041          99,956         41,556
      Total                       1,777,255        1,050,296        1,183,009       1,876,684        706,679

   Limited Partners' Net
      Income per Unit                 14.36             8.53             9.62           15.29           5.73

   Limited Partners' Cash
      Distributions per Unit          12.55             5.54            12.43           11.82           4.35

   Total Assets                   2,631,433        2,278,951        1,919,291       2,258,820      1,845,358

   Partners' Capital (Deficit)
      Limited Partners            2,533,090        2,322,584        1,976,107       2,303,139      1,900,411
      General Partner           (    29,971)     (    43,633)     (    56,816)    (    44,319)   (    55,053)

   Number of Units
      Outstanding                   116,168          116,168          116,168        116,168         116,168



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of  consumer  demand  and  overall  economic  activity;
      *  The competitiveness  of  alternative  fuels;
      *  Weather  conditions;
      *  The availability of pipelines for  transportation;  and
      * Domestic and foreign government regulations and taxes.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002 and for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

                                P-7 Partnership
                                ---------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total Net Profits increased $237,787 (12.0%) in 2003 as compared to 2002. Of this increase, approximately $437,000 and $516,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $173,000 and $106,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $436,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 7,246 barrels and 38,427 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the sale of several wells in mid 2003. These decreases were partially offset by a positive prior period volume adjustment on one significant well in 2003. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during 2003, (ii) a negative prior period lease operating expense adjustment on one significant well in 2002, and
(iii) an increase in production taxes associated with the increase in oil and gas sales. Average oil and gas prices increased to $29.11 per barrel and $4.29 per Mcf, respectively, in 2003 from $23.83 per barrel and $2.77 per Mcf, respectively, in 2002.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  P-7
Partnership sold certain oil and gas properties during 2003 and recognized a $440,609 gain on such sales. No such sales occurred during 2002.

      Depletion of Net Profits Interests increased $42,642 (16.2%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling on one large unitized property in 2003 and (ii) one significant well being substantially depleted in 2003 due to the lack of remaining economically recoverable reserves. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 13.8% in 2003 from 13.3% in 2002.

      General and administrative expenses increased $2,660 (1.2%) in 2003 as compared to 2002. As a percentage of Net Profits, these expenses decreased to 10.4% in 2003 from 11.5% in 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2003 were $18,199,916 or 96.45% of Limited Partners' capital contributions.


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


                                P-8 Partnership
                                ---------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total Net Profits increased $192,492 (14.2%) in 2003 as compared to 2002. Of this increase, approximately $264,000 and $402,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $117,000 and $118,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $239,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 4,891 barrels and 43,151 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the sale of several wells in mid 2003. These decreases were partially offset by a positive prior period volume adjustment on one significant well in 2003. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during 2003, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) negative prior period lease operating expense adjustments on two significant wells in 2002. Average oil and gas prices increased to $29.11 per barrel and $4.29 per Mcf, respectively, in 2003 from $23.81 per barrel and $2.73 per Mcf, respectively, in 2002.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  P-8
Partnership sold certain oil and gas properties during 2003 and recognized a $555,967 gain on such sales. No such sales occurred during 2002.

      Depletion of Net Profits Interests increased $25,308 (15.7%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling on one large unitized property in 2003 and (ii) one significant well being substantially depleted in 2003 due to the lack of remaining economically recoverable reserves. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 12.1% in 2003 from 11.9% in 2002.

      General and administrative expenses increased $2,333 (1.6%) in 2003 as compared to 2002. As a percentage of Net Profits, these expenses decreased to 9.7% in 2003 from 10.9% in 2002. This percentage decrease was primarily due to the increase in Net Profits.

      The P-8 Partnership achieved payout during the fourth quarter of 2003. After payout, operations and revenues for the P-8 Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      Cumulative cash distributions to the Limited Partners through December 31, 2003 were $12,189,583 or 104.93% of Limited Partners' capital contributions.


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


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual barrels of oil equivalent (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales, less lease operating expenses and production taxes) received per barrel of oil equivalent attributable to the Partnerships' Net Profits Interest for the years ended December 31, 2003, 2002, and 2001.

                                2003 Compared to 2002
                                ---------------------

                    Barrel of Oil                  Average Proceeds per
                      Equivalent                 Barrel of Oil Equivalent
              ------------------------------    --------------------------
P/ship         2003      2002      % Change      2003       2002  % Change
------        -------   -------    --------     ------     ------ --------

 P-7          139,168   152,819       (9%)      $15.89     $12.92    23%
 P-8           92,730   104,813      (12%)       16.70      12.94    29%


                                2002 Compared to 2001
                                ---------------------

                    Barrel of Oil                  Average Proceeds per
                      Equivalent                 Barrel of Oil Equivalent
              -----------------------------     --------------------------
P/ship         2002      2001      % Change      2002       2001  % Change
------        -------   -------    --------     ------     ------ --------

 P-7          152,819   140,612        9%       $12.92     $14.53   (11%)
 P-8          104,813   100,151        5%        12.94      14.76   (12%)


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 2003 production levels for future years, the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 2003 would have remaining lives of approximately 13.1 and 12.8 years, respectively, for oil reserves and 13.4 and 11.3 years, respectively, for gas reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2003, 2002, and 2001, capital expenditures affecting the P-7 Partnership's Net Profits Interests totaled $691,049, $241,187, and $578,386, respectively. During 2003,

2002, and 2001, capital expenditures affecting the P-8 Partnership's Net Profits Interests totaled $420,686, $147,528, and $354,441, respectively. These costs were indirectly incurred as a result of drilling activities associated with several large unitized properties.

      The Partnerships sold certain Net Profits Interests during 2003 and 2001. No such sales occurred during 2002. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. During 2003 and 2001, such proceeds to the P-7 Partnership were $489,541 and $1,327, respectively, while such proceeds to the P-8 Partnership were $602,905 and $698, respectively.

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

      The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the Partnership Agreement. However, the General Partner may extend the term of each partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second extension thereby extending their termination date to December 31, 2005.


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.

      Tabular Disclosure of Contractual Obligations

      The Partnerships do not have any contractual obligations of the type required to be disclosed under this heading.

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

                   Change in         Increase in
                  Capitalized       Net Income for
                  Cost of Oil       the Change in           Asset
                    and Gas           Accounting          Retirement
Partnership        Properties         Principle           Obligation
-----------       -----------       --------------        ----------

   P-7             $311,000            $  400              $311,000
   P-8              234,000             5,000               229,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2003, the P-7 and P-8 Partnerships recognized approximately 30,000 and 23,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2003. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


Item 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.


          Name                Age       Position with Geodyne
      ----------------        ---      -----------------------
      Dennis R. Neill          52      President and Director

      Judy K. Fox              53      Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2003 of reports required under Section 16 of the Securities Exchange Act of 1934.

      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Samson Plaza, Two West 2nd Street, Tulsa, Oklahoma 74103. Such request must include the address to which the Code of Ethics should be mailed.



ITEM 11. EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2003, 2002, and 2001, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2003           2002           2001
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2003, 2002, and 2001:


                                                Salary Reimbursements

                                                   P-7 Partnership
                                                   ---------------
                                            Three Years Ended December 31, 2003

                                                                  Long Term Compensation
                                                           ------------------------------------

                                 Annual Compensation              Awards               Payouts
                              -------------------------    ----------------------      -------
                                                                          Securi-
                                                 Other                      ties                      All
     Name                                        Annual     Restricted     Under-                    Other
      and                                        Compen-       Stock       lying          LTIP      Compen-
   Principal                  Salary    Bonus    sation       Award(s)     Options/     Payouts     sation
   Position           Year     ($)       ($)      ($)          ($)         SARs(#)        ($)         ($)
---------------       -----  --------  -------   -------    ----------    --------      -------     -------
Dennis R. Neill,
President(1)(2)        2001     -        -         -           -           -              -           -
                       2002     -        -         -           -           -              -           -
                       2003     -        -         -           -           -              -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)          2001  $110,283    -        -           -           -              -           -
                       2002  $106,072    -        -           -           -              -           -
                       2003  $107,814    -        -           -           -              -           -

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


                                               Salary Reimbursements
                                                  P-8 Partnership
                                                  ---------------
                                       Three Years Ended December 31, 2003

                                                                    Long Term Compensation
                                                               ---------------------------------
                                  Annual Compensation              Awards               Payouts
                               -------------------------       ---------------------    -------
                                                                                Securi-
                                                    Other                       ties                 All
    Name                                            Annual     Restricted       Under-               Other
     and                                            Compen-       Stock         lying      LTIP      Compen-
  Principal                   Salary     Bonus      sation       Award(s)      Options/   Payouts    sation
   Position         Year       ($)        ($)         ($)          ($)          SARs(#)     ($)        ($)
---------------     ----     -------    -------     -------     ----------     --------   --------   -------
Dennis R. Neill,
President(1)(2)     2001        -          -           -            -              -          -         -
                    2002        -          -           -            -              -          -         -
                    2003        -          -           -            -              -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)       2001     $67,890       -           -            -              -          -         -
                    2002     $65,298       -           -            -              -          -         -
                    2003     $66,370       -           -            -              -          -         -

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 3, 2004 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
             Beneficial Owner                            of Outstanding)
------------------------------------------             -------------------

P-7 Partnership:
---------------

   Samson Resources Company                             38,557    (20.4%)

   ATL, Inc.                                            54,896    (29.1%)
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                       38,557    (20.4%)

P-8 Partnership:
---------------

   Samson Resources Company                             32,868    (28.3%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                       32,868    (28.3%)


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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


      Audit Fees

      During 2003 and 2002, each Partnership paid the following audit fees:

                                                  2003        2002
                                                -------     -------

      Year-end audit per engagement letter      $19,250     $17,827
      1st quarter 10-Q review                       750         750
      2nd quarter 10-Q review                       750         750
      3rd quarter 10-Q review                       750         750


      Audit-Related Fees

      During 2003 and 2002 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2003 and 2002 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2003 and 2002 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.

      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees Paid by Affiliates

      The Partnerships' accountants received compensation from other related partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the auditors' independence.



                                PART IV.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

      (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 are filed as part of this report:

            Report of Independent Auditors
            Balance Sheets
            Statements of Operations
            Statements of Changes in Partners'
              Capital (Deficit)
            Statements of Cash Flows
            Notes to Financial Statements

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

*4.9 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

 4.10 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.11 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.12 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.13 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.14 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.15 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension

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

*4.17 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section  902  of  the   Sarbanes-Oxley  Act  of  2002  for  the  Geodyne
        Institutional/Pension Energy Income Limited Partnership P-7.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

        All other Exhibits are omitted as inapplicable.

        ----------

        *Filed herewith.


 (b)    Reports on Form 8-K filed during the fourth quarter of 2003:

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

                                GEODYNE INSTITUTIONAL/PENSION ENERGY
                                INCOME LIMITED PARTNERSHIP P-7
                                GEODYNE INSTITUTIONAL/PENSION ENERGY
                                INCOME LIMITED PARTNERSHIP P-8


                                By: GEODYNE RESOURCES, INC.
                                    General Partner
                                    March 26, 2004


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

By:    //s//Dennis R. Neill     President and            March 26, 2004
       -------------------      Director (Principal
          Dennis R. Neill       Executive Officer)


       //s//Craig D. Loseke     Chief Accounting         March 26, 2004
       -------------------      Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

       //s//Judy K. Fox         Secretary                March 26, 2004
       -------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 23, 2004

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                                 Balance Sheets
                           December 31, 2003 and 2002

                                     ASSETS
                                     ------

                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  973,753        $  857,086
   Accounts receivable:
      Net Profits                                   -              188,969
                                               ---------         ---------

         Total current assets                 $  973,753        $1,046,055

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               3,266,042         2,611,743
                                               ---------         ---------

                                              $4,239,795        $3,657,798
                                               =========         =========


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                 -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  208,257        $     -
                                               ---------         ---------

         Total current liabilities            $  208,257        $     -

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  103,881)      ($  102,748)
   Limited Partners, issued and
      outstanding 188,702 Units                4,135,419         3,760,546
                                               ---------         ---------

      Total Partners' capital                 $4,031,538        $3,657,798
                                               ---------         ---------

                                              $4,239,795        $3,657,798
                                               =========         =========




                     The accompanying notes are an integral
                       part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001


                                    2003           2002          2001
                                 ----------     ----------    ----------

REVENUES:
   Net Profits                   $2,211,781     $1,973,994    $2,042,635
   Interest income                    5,591          3,712        17,542
   Gain on sale of
      Net Profits Interests         440,609           -            1,327
                                  ---------      ---------     ---------

                                 $2,657,981     $1,977,706    $2,061,504

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests          $  305,931     $  263,289    $  269,776
   General and administrative       230,540        227,880       224,879
                                  ---------      ---------      --------

                                 $  536,471     $  491,169    $  494,655
                                  ---------      ---------     ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE          $2,121,510     $1,486,537    $1,566,849


   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                          400          -             -
                                  ---------      ---------     ---------
NET INCOME                       $2,121,910     $1,486,537    $1,566,849
                                  =========      =========     =========

GENERAL PARTNER - NET INCOME     $  118,037     $   84,673    $   88,256
                                  =========      =========     =========

LIMITED PARTNERS - NET INCOME    $2,003,873     $1,401,864    $1,478,593
                                  =========      =========     =========

NET INCOME per Unit              $    10.62     $     7.43    $     7.84
                                  =========      =========     =========

UNITS OUTSTANDING                   188,702        188,702       188,702
                                  =========      =========     =========

                          The accompanying notes are an integral
                            part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2003, 2002, and 2001


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------     ------------

Balance, Dec. 31, 2000          $3,676,089      ($104,594)      $3,571,495
   Net income                    1,478,593         88,256        1,566,849
   Cash distributions          ( 1,919,000)     ( 106,812)     ( 2,025,812)
                                 ---------        -------        ---------

Balance, Dec. 31, 2001          $3,235,682      ($123,150)      $3,112,532
   Net income                    1,401,864         84,673        1,486,537
   Cash distributions          (   877,000)     (  64,271)     (   941,271)
                                 ---------        -------        ---------

Balance, Dec. 31, 2002          $3,760,546      ($102,748)      $3,657,798
   Net income                    2,003,873        118,037        2,121,910
   Cash distributions          ( 1,629,000)     ( 119,170)     ( 1,748,170)
                                 ---------        -------        ---------

Balance, Dec. 31, 2003          $4,135,419      ($103,881)      $4,031,538
                                 =========        =======        =========





















                     The accompanying notes are an integral
                       part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                       2003           2002           2001
                                   -----------   -----------    -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $2,121,910    $1,486,537     $1,566,849
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                  (       400)        -              -
      Depletion of Net
         Profits Interests             305,931       263,289        269,776
      Gain on sale of
         Net Profits Interests     (   440,609)        -        (     1,327)
      (Increase) decrease in
         accounts receivable - Net
         Profits                        79,513   (    60,019)       483,849
                                     ---------     ---------      ---------
   Net cash provided by
      operating activities          $2,066,345    $1,689,807     $2,319,147
                                     ---------     ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  691,049)  ($  241,187)   ($  578,386)
   Proceeds from sale of
      Net Profits Interests            489,541          -             1,327
                                     ---------     ---------      ---------
   Net cash used by
      investing activities         ($  201,508)  ($  241,187)   ($  577,059)
                                     ---------     ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,748,170)  ($  941,271)   ($2,025,812)
                                     ---------     ---------      ---------
   Net cash used by
      financing activities         ($1,748,170)  ($  941,271)   ($2,025,812)
                                     ---------     ---------      ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  116,667    $  507,349    ($  283,724)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                 857,086       349,737        633,461
                                     ---------     ---------      ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                    $  973,753    $  857,086     $  349,737
                                     =========     =========      =========

                          The accompanying notes are an integral
                            part of these financial statements

                         REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.







                                  PricewaterhouseCoopers LLP



Tulsa, Oklahoma
March 23, 2004

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                                 Balance Sheets
                           December 31, 2003 and 2002

                                     ASSETS
                                     ------
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  675,203        $  611,298
   Accounts receivable:
      Net Profits                                   -              137,849
                                               ---------         ---------

         Total current assets                 $  675,203        $  749,147

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,956,230         1,529,804
                                               ---------         ---------

                                              $2,631,433        $2,278,951
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  128,314        $     -
                                               ---------         ---------

   Total current liabilities                  $  128,314        $     -

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   29,971)      ($   43,633)
   Limited Partners, issued and
      outstanding 116,168 Units                2,533,090         2,322,584
                                               ---------         ---------

      Total Partners' capital                 $2,503,119        $2,278,951
                                               ---------         ---------
                                              $2,631,433        $2,278,951
                                               =========         =========






                     The accompanying notes are an integral
                       part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001


                                     2003          2002           2001
                                  ----------    ----------     ----------

REVENUES:
   Net Profits                    $1,548,409    $1,355,917     $1,478,510
   Interest income                     4,316         3,037         14,813
   Gain on sale of Net
      Profits Interests              555,967          -               698
                                   ---------     ---------      ---------

                                  $2,108,692    $1,358,954     $1,494,021

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests           $  186,708    $  161,400     $  165,773
   General and administrative        149,591       147,258        145,239
                                   ---------     ---------      ---------

                                  $  336,299    $  308,658     $  311,012
                                   ---------     ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE           $1,772,393    $1,050,296     $1,183,009

   Cumulative effect of change in
     accounting for asset
     retirement obligations
     (Note 1)                          4,862          -            -
                                   ---------     ---------     ----------

NET INCOME                        $1,777,255    $1,050,296     $1,183,009
                                   =========     =========      =========

GENERAL PARTNER - NET INCOME      $  108,749    $   58,819     $   65,041
                                   =========     =========      =========

LIMITED PARTNERS - NET INCOME     $1,668,506    $  991,477     $1,117,968
                                   =========     =========      =========

NET INCOME per Unit               $    14.36    $     8.53     $     9.62
                                   =========     =========      =========

UNITS OUTSTANDING                    116,168       116,168        116,168
                                   =========     =========      =========


                          The accompanying notes are an integral
                            part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                Statements of Changes in Partners' Capital (Deficit) For the Years Ended December 31, 2003, 2002, and 2001


                                Limited          General
                                Partners         Partner           Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2000         $2,303,139       ($ 44,319)      $2,258,820
   Net income                   1,117,968          65,041        1,183,009
   Cash distributions         ( 1,445,000)      (  77,538)     ( 1,522,538)
                                ---------         -------        ---------

Balance, Dec. 31, 2001         $1,976,107       ($ 56,816)      $1,919,291
   Net income                     991,477          58,819        1,050,296
   Cash distributions         (   645,000)      (  45,636)     (   690,636)
                                ---------         -------        ---------

Balance, Dec. 31, 2002         $2,322,584       ($ 43,633)      $2,278,951
   Net income                   1,668,506         108,749        1,777,255
   Cash distributions         ( 1,458,000)      (  95,087)     ( 1,553,087)
                                ---------         -------        ---------

Balance, Dec. 31, 2003         $2,533,090       ($ 29,971)      $2,503,119
                                =========         =======        =========





















                     The accompanying notes are an integral
                       part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                         2003           2002          2001
                                    ------------   ------------   -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,777,255     $1,050,296    $1,183,009
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:                    (     4,862)         -               -
      Cumulative effect of change
         in accounting for asset
         retirement obligations
      Depletion of Net
         Profits Interests               186,708        161,400       165,773
      Gain on sale of Net
         Profits Interests           (   555,967)          -      (       698)
      (Increase)decrease in
         accounts receivable - Net
         Profits                          31,639    (    42,650)      310,240
                                       ---------      ---------     ---------
   Net cash provided by
      operating activities            $1,434,773     $1,169,046    $1,658,324
                                       ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($  420,686)   ($  147,528)  ($  354,441)
   Proceeds from sale of
      Net Profits Interests              602,905           -              698
                                       ---------      ---------     ---------
   Net cash provided (used) by
      investing activities            $  182,219    ($  147,528)  ($  353,743)
                                       ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,553,087)   ($  690,636)  ($1,522,538)
                                       ---------      ---------     ---------
   Net cash used by
      financing activities           ($1,553,087)   ($  690,636)  ($1,522,538)
                                       ---------      ---------     ---------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS        $    63,905     $  330,882   ($  217,957)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   611,298        280,416       498,373
                                       ---------      ---------     ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                      $  675,203     $  611,298     $  280,416
                                       =========      =========      =========

                          The accompanying notes are an integral
                            part of these financial statements

                         GEODYNE INSTITUTIONAL/PENSION
                 ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                       Notes to the Financial Statements
             For the Years Ended December 31, 2003, 2002, and 2001


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

However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second extension thereby extending their termination date to December 31, 2005. The General Partner has not determined whether it will further extend the term of either Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.

     An affiliate of the General Partner owned 38,346 (20.3%) and 32,848 (28.3%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 2003.

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

----------
(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) If at payout the total distributions received by the Limited Partners from the commencement of the property investment period have averaged on an annualized basis an amount that is less than 12% of the Limited subscriptions, the percentage of income, and costs which are shared in the same proportions as income, allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90% thereof until such time, if ever, that the distributions to the Limited Partners from the commencement of the property investment period reaches a yearly average equal to at least 12% of the Limited Partners' subscriptions. Thereafter, income, and costs shared in the same proportions as income, will be allocated 15% to the General Partner and 85% to the Limited Partners.

     The P-8 Partnership achieved payout during the fourth quarter of 2003. After payout, operations and revenues for this Partnership have been and will be allocated using the 10%/90% after payout percentages set forth in Footnote 2 to the table above.


     Basis of Presentation

     These  financial   statements   reflect  the  combined   accounts  of  each
Partnership after the elimination of all inter-partnership transactions and balances.


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

     Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2003, 2002, and 2001 were as follows:

            Partnership         2003      2002        2001
            -----------         -----     -----       -----

                P-7             $2.20     $1.72       $1.92
                P-8              2.01      1.54        1.66

     The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2003.

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

     Also included in accounts receivable (payable)- Net Profits are the estimated asset retirement obligations (see "New Accounting Pronouncements") and the amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.

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


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accounts receivable (payable) - Net Profits includes accrued liabilities, accrued lease operating expenses, asset retirement obligations, and deferred lease operating expenses related to gas balancing which involve estimates that could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


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

     In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation (included in accounts receivable-Net Profits), resulting in a decrease of accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

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

     These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interest.

     The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time related discount factor. For the year ended December 31, 2003, the P-7 and P-8 Partnerships recognized approximately $30,000 and $23,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement bligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the year ended December 31, 2003 are as shown below.

                                P-7 Partnership
                                ---------------
                                                                2003
                                                             ----------

Asset Retirement Obligation, January 1, 2003                  $311,238
Settlements and Disposals                                    (  13,514)
Accretion Expense                                               19,989
                                                               -------
Asset Retirement Obligation, December 31, 2003                $317,713
                                                               =======


                                 P-8 Partnership
                                 ---------------
                                                               2003
                                                             ----------

Asset Retirement Obligation, January 1, 2003                  $228,506
Settlements and Disposals                                    (  10,203)
Accretion Expense                                               16,221
                                                               -------
Asset Retirement Obligation, December 31, 2003                $234,524
                                                               =======

     Had FAS No. 143 been adopted at January 1, 2001 the amount of the asset retirement obligation at that date and at December 31, 2001 and 2002 would not have been materially different from the amount recorded at January 1, 2003. If the accounting policy had been in effect on January 1, 2002, the proforma impact for the P-7 and P-8 Partnerships during the year ended December 31, 2002 would have been an increase in Depletion of Net Profits Interests of approximately $26,000 and $18,000, respectively. If the accounting policy had been in effect on January 1, 2001, the proforma impact for the P-7 and P-8 Partnerships during the year ended December 31, 2001 would have been an increase in Depletion of Net Profits Interests of approximately $25,000 and $17,000, respectively.

2. TRANSACTIONS WITH RELATED PARTIES

     The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2003, 2002, and 2001:

            Partnership         2003           2002           2001
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280

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


3. MAJOR CUSTOMERS

     The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to each of the Partnership's Net Profits Interests during the years ended December 31, 2003, 2002, and 2001:

   Partnership              Purchaser                     Percentage
   -----------       ----------------------          ------------------------
                                                     2003     2002      2001
                                                     -----    -----     -----
       P-7           ExxonMobil Oil
                      Corporation ("Exxon")          33.1%    34.4%       -
                     Hunt Oil Company ("Hunt")       15.9%    16.3%     14.3%
                     Duke Energy Field
                      Services, Inc. ("Duke")        10.2%      -       11.0%
                     Scurlock Permian Corp.          10.0%    12.4%     11.2%
                     National Cooperative
                      Refinery Association
                      ("NCRA")                         -        -       26.6%

       P-8           Exxon                           31.3%    32.6%       -
                     Hunt                            13.8%    14.1%     11.9%
                     Duke                            10.6%      -       12.0%
                     NCRA                              -        -       23.7%
                     El Paso Energy
                      Marketing Company                -        -       14.3%

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


     Capitalized Costs

     Capitalized costs and accumulated depletion and valuation allowance at December 31, 2003 and 2002 were as follows:

                                 P-7 Partnership
                                 ---------------

                                                2003              2002
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $15,460,653       $14,948,924

Accumulated depletion and
   valuation allowance                      ( 12,194,611)     ( 12,337,181)
                                              ----------        ----------
   Net Profits Interests, net                $ 3,266,042       $ 2,611,743
                                              ==========        ==========

                                 P-8 Partnership
                                 ---------------

                                                2003              2002
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $ 9,195,977       $ 9,052,440

Accumulated depletion and
   valuation allowance                      (  7,239,747)     (  7,522,636)
                                              ----------        ----------

   Net Profits Interests, net                $ 1,956,230       $ 1,529,804
                                              ==========        ==========


      Costs Incurred

      The following table sets forth the development costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2003, 2002, and 2001. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration costs were incurred during the same periods.


   Partnership                       2003(1)         2002           2001
   ------------                     --------       --------       --------

         P-7                        $691,049       $241,187       $578,386
         P-8                         420,686        147,528        354,441

   ------------------
   (1) Excludes the estimated asset retirement costs for the P-7 and P-8 Partnerships of approximately $246,000 and $174,000, respectively, recorded as part of the FAS No. 143 implementation.

      Quantities of Proved Oil and Gas Reserves - Unaudited

     The following table summarizes changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                         P-7 Partnership                 P-8 Partnership
                                    --------------------------      ------------------------
                                       Crude          Natural         Crude          Natural
                                        Oil            Gas             Oil            Gas
                                     (Barrels)        (Mcf)         (Barrels)        (Mcf)
                                    -----------     ----------      ---------      ---------

Proved reserves, December 31, 2000     829,859       3,875,191        483,219      2,712,228
   Production                       (   80,436)     (  361,056)      ( 49,321)    (  304,980)
   Sales of minerals in place       (       20)     (      256)      (      9)    (      132)
   Extensions and discoveries          259,872         676,803        159,357        386,062
   Revisions of previous
      estimates                     (   22,140)     (  177,375)      ( 11,769)        19,089
                                     ---------       ---------        -------       --------
Proved reserves, December 31, 2001     987,135       4,013,307        581,477      2,812,267
   Production                       (   89,957)     (  377,169)      ( 54,657)    (  300,937)
   Extensions and discoveries           25,945         186,465         12,058        105,899
   Revisions of previous
      estimates                         24,102         596,527         17,780        430,247
                                     ---------       ---------        -------      ---------
Proved reserves, December 31, 2002     947,225       4,419,130        556,658      3,047,476
   Production                       (   82,711)     (  338,742)      ( 49,766)    (  257,786)
   Sales of minerals in place       (   19,374)     (  240,703)      ( 13,548)    (  332,085)
   Extensions and discoveries          107,476         124,665         64,413         71,616
   Revisions of previous
      estimates                        128,096         576,508         77,602        387,756
                                     ---------       ---------       --------      ---------
Proved reserves, December 31, 2003   1,080,712       4,540,858        635,359      2,916,977
                                     =========       =========        =======      =========
PROVED DEVELOPED RESERVES:
   December 31, 2001                   987,135       4,013,307        581,455      2,812,058
                                     =========       =========        =======      =========
   December 31, 2002                   947,225       4,419,130        556,636      3,047,267
                                     =========       =========        =======      =========
   December 31, 2003                 1,080,712       4,540,858        635,337      2,916,770
                                     =========       =========        =======      =========


5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2003 and 2002 are as follows:


                                  P-7 Partnership
                                  ---------------


                                                2003
                       ----------------------------------------------------
                         First         Second          Third       Fourth
                        Quarter        Quarter        Quarter      Quarter
                       ---------      ---------      ---------    ---------

Total Revenues         $777,219        $545,573       $960,108     $375,081
Gross Profit (1)        702,805         475,237        880,077      293,931
Net Income              640,872         415,359        823,757      241,922
Limited Partners'
   Net Income
   Per Unit                3.21            2.08           4.13         1.20


                                                2002

                       ----------------------------------------------------
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


-------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                   P-8 Partnership
                                   ---------------


                                                2003
                       ------------------------------------------------------
                         First          Second           Third        Fourth
                        Quarter         Quarter         Quarter       Quarter
                       ---------       ---------       ---------    ---------

Total Revenues         $542,335         $387,427       $888,666      $290,264
Gross Profit (1)        498,633          345,101        840,528       237,722
Net Income              461,331          304,905        805,615       205,404
Limited Partners'
   Net Income
   Per Unit                3.76             2.48           6.57          1.55


                                                2002
                        -----------------------------------------------------
                         First          Second           Third        Fourth
                        Quarter         Quarter         Quarter       Quarter
                        --------       ---------       ---------    ---------

Total Revenues          $114,882        $417,850       $358,729      $467,493
Gross Profit (1)          76,568         367,030        328,370       425,586
Net Income                30,113         332,103        294,562       393,518
Limited Partners'
   Net Income
   Per Unit                  .23            2.70           2.40          3.20


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

*4.9 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

4.10 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.11 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.12 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as
     Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.13 Second  Amendment to  Certificate  of Limited  Partnership  dated August 4,
     1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.14 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the

      Securities and Exchange  Commission  on February  26,  2002,  as Exhibit
      4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.15 Third Amendmentto Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.14 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.15 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.15 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.16 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.16 to Annual Report on Form 10K-405 or period ended December 31, 2001 and is hereby incorporated by reference.

*4.17 Sixth  Amendment  to  Agreement of Limited  Partnership dated January 22,
      2004,   for  the  Geodyne   Institutional/Pension  Energy Income  Limited
      Partnership P-8.

*23.1 Consent of Ryder Scott  Company,  L.P. for the Geodyne  Institutional/
      Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott  Company,  L.P. for the Geodyne  Institutional/
      Pension Energy Income Limited Partnership P-8.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 902 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 902 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

      All other Exhibits are omitted as inapplicable.

      ----------

      *Filed herewith.