Form 10-Q
period 2004-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2004-05-12
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2004


Commission File Number: P-7:  0-20265           P-8:  0-20264




       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
      ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its Articles)



                                                P-7 73-1367186
                  Oklahoma                      P-8 73-1378683
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                        Number)
           organization)



       Two West Second Street, Tulsa, Oklahoma              74103
     -------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)


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
                                   (Unaudited)






                                     ASSETS


                                               March 31,       December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  945,336       $  973,753
   Accounts receivable:
      Net Profits                                     132                -
                                               ----------       ----------
        Total current assets                   $  945,468       $  973,753

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                3,251,693        3,266,042
                                               ----------       ----------
                                               $4,197,161       $4,239,795
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                            $        -       $  208,257
                                               ----------       ----------
      Total current liabilities                $        -       $  208,257

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   99,688)     ($  103,881)
   Limited Partners, issued and
      outstanding, 188,702 units                4,296,849        4,135,419
                                               ----------       ----------
        Total Partners' capital                $4,197,161       $4,031,538
                                               ----------       ----------
                                               $4,197,161       $4,239,795
                                               ==========       ==========



                 The accompanying condensed notes are an integral part
                             of these financial statements.

          GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                               STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)





                                                  2004            2003
                                                --------        --------

REVENUES:
   Net Profits                                  $553,581        $775,948
   Interest income                                   925           1,271
                                                --------        --------
                                                $554,506        $777,219

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 65,714        $ 74,414
   General and administrative
      (Note 2)                                    58,253          62,333
                                                --------        --------
                                                $123,967        $136,747
                                                --------        --------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $430,539        $640,472

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             400
                                                --------        --------

NET INCOME                                      $430,539        $640,872
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 24,109        $ 34,941
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $406,430        $605,931
                                                ========        ========
NET INCOME per unit                             $   2.15        $   3.21
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========






                 The accompanying condensed notes are an integral part
                            of these financial statements.

          GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                               STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)






                                                  2004             2003
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $430,539         $640,872
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -        (     400)
      Depletion of Net Profits
        Interests                                 65,714           74,414
      Increase in accounts receivable -
        Net Profits                            ( 248,942)       ( 317,540)
                                                --------         --------
Net cash provided by operating
   activities                                   $247,311         $397,346
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 10,812)       ($158,303)
                                                --------         --------
Net cash used by investing activities          ($ 10,812)       ($158,303)
                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($264,916)       ($468,197)
                                                --------         --------
Net cash used by financing
   activities                                  ($264,916)       ($468,197)
                                                --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 28,417)       ($229,154)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           973,753          857,086
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $945,336         $627,932
                                                ========         ========




                 The accompanying condensed notes are an integral part
                            of these financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)





                                     ASSETS


                                                March 31,       December 31,
                                                  2004              2003
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  614,841        $  675,203
   Accounts receivable:
      Net Profits                                     651                 -
                                               ----------        ----------
        Total current assets                   $  615,492        $  675,203

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,947,676         1,956,230
                                               ----------        ----------
                                               $2,563,168        $2,631,433
                                               ==========        ==========



                           PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                            $        -        $  128,314
                                               ----------        ----------
                                               $        -        $  128,314

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   27,466)      ($   29,971)
   Limited Partners, issued and
      outstanding, 116,168 units                2,590,634         2,533,090
                                               ----------        ----------
        Total Partners' capital                $2,563,168        $2,503,119
                                               ----------        ----------
                                               $2,563,168        $2,631,433
                                               ==========        ==========





                 The accompanying condensed notes are an integral part
                            of these financial statements.

          GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)






                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $372,424          $541,387
   Interest income                                   643               948
                                                --------          --------
                                                $373,067          $542,335

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 38,689          $ 43,702
   General and administrative
      (Note 2)                                    37,754            42,164
                                                --------          --------
                                                $ 76,443          $ 85,866
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $296,624          $456,469

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             4,862
                                                --------          --------

NET INCOME                                      $296,624          $461,331
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 33,080          $ 24,573
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $263,544          $436,758
                                                ========          ========
NET INCOME per unit                             $   2.27          $   3.76
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========







                 The accompanying condensed notes are an integral part
                            of these financial statements.

          GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)







                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $296,624        $461,331
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (   4,862)
      Depletion of Net Profits
        Interests                                 38,689          43,702
      Increase in accounts receivable -
        Net Profits                            ( 153,506)      ( 213,616)
                                                --------        --------
Net cash provided by operating
   activities                                   $181,807        $286,555
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,594)      ($ 96,504)
                                                --------        --------
Net cash used by investing
   activities                                  ($  5,594)      ($ 96,504)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($236,575)      ($336,571)
                                                --------        --------
Net cash used by financing activities          ($236,575)      ($336,571)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 60,362)      ($146,520)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           675,203         611,298
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $614,841        $464,778
                                                ========        ========



                 The accompanying condensed notes are an integral part
                            of these financial statements.

    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               MARCH 31, 2004
                                 (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of March 31, 2004, statements of operations for the three months ended March 31, 2004 and 2003, and statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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


ASSET RETIREMENT OBLIGATIONS
----------------------------

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

     The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the P-7 and P-8 Partnerships recognized approximately $5,000 and $3,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

     The components of the change in asset retirement obligations for the three months ended March 31, 2004 and 2003 are as shown below.

                              P-7 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                              3/31/2004          3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $317,713          $311,238
      Accretion Expense                            2,223             3,620
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $319,936          $314,858
                                                ========          ========


                              P-8 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $234,524          $228,506
      Accretion Expense                            1,328             2,692
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $235,852          $231,198
                                                ========          ========

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $8,594                  $49,659
               P-8                    7,184                   30,570

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

     Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

     Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2003, capital expenditures affecting the P-7 and P-8
     Partnerships' Net Profits Interests totaled $158,303 and $96,504, respectively. These capital expenditures were indirectly incurred as a result of drilling activities on one large unitized property, the Robertson North Unit in Gaines County, Texas. As of the date of this quarterly report, this drilling is still in progress. Any other capital expenditures incurred by the Partnerships during the three months ended March 31, 2004 and 2003 were not significant to the Partnerships' cash flows.

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

     Depletion of the cost of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of their Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

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

     The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the P-7 and P-8 Partnerships recognized approximately $5,000 and $3,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                P-7 Partnership
                                ---------------

                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2003             1,080,712       4,540,858
         Production                             (   20,503)     (   79,488)
         Extensions and discoveries                  7,331           4,161
         Revisions of previous
            estimates                               19,403          12,495
                                                 ---------       ---------

      Proved reserves, March 31, 2004            1,086,943       4,478,026
                                                 =========       =========


                                P-8 Partnership
                                ---------------

                                                    Crude          Natural
                                                     Oil             Gas
                                                  (Barrels)         (Mcf)
                                                  ----------     -----------

      Proved reserves, Dec. 31, 2003                635,359       2,916,977
         Production                                ( 12,517)     (   59,600)
         Extensions and discoveries                   4,517           2,564
         Revisions of previous
            estimates                                11,161          11,761
                                                    -------       ---------

      Proved reserves, March 31, 2004               638,520       2,871,702
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

     The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2004 and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2004 will actually be realized for such production.

                                Net Present Value of Reserves
                         -------------------------------------------
      Partnership                        3/31/04          12/31/03
      -----------                     ------------       -----------
         P-7                          $16,111,174        $14,949,809
         P-8                           10,168,209          9,485,780

                                     Oil and Gas Prices
                         --------------------------------------------
        Pricing                          3/31/04           12/31/03
      -----------                     ------------       -----------
      Oil (Bbl)                       $     32.50        $     29.25
      Gas (Mcf)                              5.63               5.77


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

     P-7 PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                              Three Months Ended March 31,
                                             -----------------------------
                                                   2004             2003
                                                 --------         --------
     Net Profits                                 $553,581         $775,948
     Barrels produced                              20,503           20,060
     Mcf produced                                  79,488          107,886
     Average price/Bbl                           $  33.00         $  32.22
     Average price/Mcf                           $   4.38         $   4.50

     As shown in the table above, total Net Profits decreased $222,367 (28.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $128,000 was related to a decrease in volumes of gas sold and (ii) $116,000 was related to an increase in production expenses. Volumes of oil sold increased 443 barrels, while volumes of gas sold decreased 28,398 Mcf for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2003, (ii) normal declines in production, and
     (iii) the sale of two significant wells during mid 2003. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended

     March 31, 2004. Average oil prices increased to $33.00 per barrel for the three months ended March 31, 2004 from $32.22 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.38 per Mcf for the three months ended March 31, 2004 from $4.50 per Mcf for the three months ended March 31, 2003.

     Depletion of Net Profits Interests decreased $8,700 (11.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of Net Profits, this expense increased to 11.9% for the three months ended March 31, 2004 from 9.6% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in the average price of gas sold.

     General and administrative expenses decreased $4,080 (6.5%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of Net Profits, these expenses increased to 10.5% for the three months ended March 31, 2004 from 8.0% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in Net Profits.

     Cumulative cash distributions to the Limited Partners through March 31, 2004 were $18,444,916 or 97.75% of Limited Partners' capital contributions. Management anticipates that the P-7 Partnership should achieve payout with the cash distribution to be paid in May 2004. After payout, operations and revenues for the P-7 Partnership will be allocated using after payout percentages, which allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  2004             2003
                                                --------         --------
      Net Profits                               $372,424         $541,387
      Barrels produced                            12,517           12,300
      Mcf produced                                59,600           77,700
      Average price/Bbl                         $  32.73         $  32.27
      Average price/Mcf                         $   4.34         $   4.73

     As shown in the table above, total Net Profits decreased $168,963 (31.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $86,000 was related to a decrease in volumes of gas sold, (ii) $73,000 was related to an increase in production expenses, and (iii) $23,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 217 barrels, while volumes of gas sold decreased 18,100 Mcf for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2003, and
     (iii) the sale of two significant wells during mid 2003. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended March 31, 2004. Average oil prices increased to $32.73 per barrel for the three months ended March 31, 2004 from $32.27 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.34 per Mcf for the three months ended March 31, 2004 from $4.73 per Mcf for the three months ended March 31, 2003.

     Depletion of Net Profits Interests decreased $5,013 (11.5%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of Net Profits, this expense increased to 10.4% for the three months ended March 31, 2004 from 8.1% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in the average price of gas sold.

     General and administrative expenses decreased $4,410 (10.5%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of Net Profits, these expenses increased to 10.1% for the three months ended March 31, 2004 from 7.8% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in Net Profits.

     Cumulative cash  distributions  to the Limited  Partners  through March 31,
     2004  were   $12,395,583   or   106.70%  of   Limited   Partners'   capital
     contributions.

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

          31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-8 Partnership.

          31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-8 Partnership.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-7 Partnership.

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-8 Partnership.

    (b)  Reports on Form 8-K.

                  Current Report on Form 8-K filed during the first quarter of 2004:

                  Date of Event:                February 4, 2004
                  Date Filed with SEC:          February 4, 2004
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits
\

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 12, 2004                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 12, 2004                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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