Form 10-Q
period 2004-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2004-08-11
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2004


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
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,072,467       $  973,753
   Accounts receivable:
      Net Profits                                  55,961                -
                                               ----------       ----------
        Total current assets                   $1,128,428       $  973,753

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                3,349,018        3,266,042
                                               ----------       ----------
                                               $4,477,446       $4,239,795
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                            $        -       $  208,257
                                               ----------       ----------
      Total current liabilities                $        -       $  208,257

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   52,562)     ($  103,881)
   Limited Partners, issued and
      outstanding, 188,702 units                4,530,008        4,135,419
                                               ----------       ----------
        Total Partners' capital                $4,477,446       $4,031,538
                                               ----------       ----------
                                               $4,477,446       $4,239,795
                                               ==========       ==========








                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004            2003
                                                --------        --------

REVENUES:
   Net Profits                                  $890,804        $544,426
   Interest income                                 1,398           1,147
                                                --------        --------
                                                $892,202        $545,573

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 71,797        $ 70,336
   General and administrative
      (Note 2)                                    67,648          59,878
                                                --------        --------
                                                $139,445        $130,214
                                                --------        --------

NET INCOME                                      $752,757        $415,359
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 81,598        $ 23,524
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $671,159        $391,835
                                                ========        ========
NET INCOME per unit                             $   3.56        $   2.08
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========





                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,444,385        $1,320,374
   Interest income                                 2,323             2,418
                                              ----------        ----------
                                              $1,446,708        $1,322,792

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  137,511        $  144,750
   General and administrative
      (Note 2)                                   125,901           122,211
                                              ----------        ----------
                                              $  263,412        $  266,961
                                              ----------        ----------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,183,296        $1,055,831

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -               400
                                              ----------        ----------

NET INCOME                                    $1,183,296        $1,056,231
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  105,707        $   58,465
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,077,589        $  997,766
                                              ==========        ==========
NET INCOME per unit                           $     5.71        $     5.29
                                              ==========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========        ==========





                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                    2004            2003
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,183,296      $1,056,231
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -     (       400)
      Depletion of Net Profits
        Interests                                   137,511         144,750
      Increase in accounts receivable -
        Net Profits                             (   346,536)    (   161,596)
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $  974,271      $1,038,985
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  138,169)    ($  286,838)
                                                 ----------      ----------
Net cash used by investing activities           ($  138,169)    ($  286,838)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  737,388)    ($  654,441)
                                                 ----------      ----------
Net cash used by financing
   activities                                   ($  737,388)    ($  654,441)
                                                 ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   98,714      $   97,706

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              973,753         857,086
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,072,467      $  954,792
                                                 ==========      ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                June 30,        December 31,
                                                  2004              2003
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  655,220        $  675,203
   Accounts receivable:
      Net Profits                                  48,067                 -
                                               ----------        ----------
        Total current assets                   $  703,287        $  675,203

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,009,525         1,956,230
                                               ----------        ----------
                                               $2,712,812        $2,631,433
                                               ==========        ==========



                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                            $        -        $  128,314
                                               ----------        ----------
                                               $        -        $  128,314

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   19,174)      ($   29,971)
   Limited Partners, issued and
      outstanding, 116,168 units                2,731,986         2,533,090
                                               ----------        ----------
        Total Partners' capital                $2,712,812        $2,503,119
                                               ----------        ----------
                                               $2,712,812        $2,631,433
                                               ==========        ==========






                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $571,560          $386,570
   Interest income                                   907               857
                                                --------          --------
                                                $572,467          $387,427

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 41,691          $ 42,326
   General and administrative
      (Note 2)                                    47,428            40,196
                                                --------          --------
                                                $ 89,119          $ 82,522
                                                --------          --------

NET INCOME                                      $483,348          $304,905
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 51,996          $ 16,895
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $431,352          $288,010
                                                ========          ========
NET INCOME per unit                             $   3.71          $   2.48
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========





                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $943,984          $927,957
   Interest income                                 1,550             1,805
                                                --------          --------
                                                $945,534          $929,762

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 80,380          $ 86,028
   General and administrative
      (Note 2)                                    85,182            82,360
                                                --------          --------
                                                $165,562          $168,388
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $779,972          $761,374

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             4,862
                                                --------          --------

NET INCOME                                      $779,972          $766,236
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 85,076          $ 41,468
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $694,896          $724,768
                                                ========          ========
NET INCOME per unit                             $   5.98          $   6.24
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========





                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $779,972        $766,236
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (   4,862)
      Depletion of Net Profits
        Interests                                 80,380          86,028
      Increase in accounts receivable -
        Net Profits                            ( 226,896)      ( 111,434)
                                                --------        --------
Net cash provided by operating
   activities                                   $633,456        $735,968
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 83,160)      ($175,639)
                                                --------        --------
Net cash used by investing
   activities                                  ($ 83,160)      ($175,639)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($570,279)      ($497,215)
                                                --------        --------
Net cash used by financing activities          ($570,279)      ($497,215)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 19,983)       $ 63,114

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           675,203         611,298
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $655,220        $674,412
                                                ========        ========








                The accompanying condensed notes are an integral
                       part of these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 2004, statements of operations for the three and six months ended June 30, 2004 and 2003, and statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

     The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the P-7 and P-8 Partnerships recognized approximately $9,000 and $5,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

     The components of the change in asset retirement obligations for the three and six months ended June 30, 2004 and 2003 are as shown below.

                              P-7 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $319,936          $314,858
      Accretion Expense                            2,218             3,620
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $322,154          $318,478
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                                6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $317,713          $311,238
      Accretion Expense                            4,441             7,240
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $322,154          $318,478
                                                ========          ========

                              P-8 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $235,852          $231,198
      Accretion Expense                            1,335             2,692
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $237,187          $233,890
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $234,524          $228,506
      Accretion Expense                            2,663             5,384
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $237,187          $233,890
                                                ========          ========



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $17,989                  $49,659
               P-8                   16,858                   30,570

      During the six months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $26,583                  $99,318
               P-8                   24,042                   61,140

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

     Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

     Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2004, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $138,169 and $83,160, respectively. These costs were indirectly incurred primarily as a result of drilling activities on one large unitized property, the Robertson North Unit in Gaines County, Texas. As of the date of this Quarterly Report, this drilling is still in progress. In addition, during the six months ended June 30, 2003, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $286,838 and $175,639, respectively, primarily as a result of drilling activities on the Robertson North Unit. These drilling activities along with increased pricing resulted in an increase in the Partnerships' reserves of approximately (i) 91,000 barrels and 75,000 Mcf to the P-7 Partnership and (ii) 56,000 barrels and 46,000 Mcf to the P-8 Partnership. Any other capital expenditures incurred by the Partnerships during the six months ended June 30, 2004 and 2003 were not significant to the Partnerships' cash flows.

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

     The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the P-7 and P-8 Partnerships recognized approximately $9,000 and $5,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                P-7 Partnership
                                ---------------

                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2003             1,080,712       4,540,858
         Production                             (   20,503)     (   79,488)
         Extensions and discoveries                  7,331           4,161
         Revisions of previous
            estimates                               19,403          12,495
                                                 ---------       ---------

      Proved reserves, March 31, 2004            1,086,943       4,478,026
         Production                             (   19,192)     (  132,175)
         Extensions and discoveries                 70,179         198,506
         Revisions of previous
            estimates                              169,240         759,292
                                                 ---------       ---------

      Proved reserves, June 30, 2004             1,307,170       5,303,649
                                                 =========       =========


                                P-8 Partnership
                                ---------------

                                                    Crude          Natural
                                                     Oil             Gas
                                                  (Barrels)         (Mcf)
                                                  ----------     -----------

      Proved reserves, Dec. 31, 2003                635,359       2,916,977
         Production                                ( 12,517)     (   59,600)
         Extensions and discoveries                   4,517           2,564
         Revisions of previous
            estimates                                11,161          11,761
                                                    -------       ---------

      Proved reserves, March 31, 2004               638,520       2,871,702
         Production                                ( 11,570)     (   81,408)
         Extensions and discoveries                  43,122         105,685
         Revisions of previous
            estimates                                98,619         472,454
                                                    -------       ---------

      Proved reserves, June 30, 2004                768,691       3,368,433
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

     The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2004, March 31, 2004, and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2004 will actually be realized for such production.

                                   Net Present Value of Reserves
                            -------------------------------------------
      Partnership             6/30/04          3/31/04       12/31/03
      -----------           -----------     ------------    -----------
         P-7                $18,791,519     $16,111,174     $14,949,809
         P-8                 11,825,905      10,168,209       9,485,780


                                       Oil and Gas Prices
                            -------------------------------------------
        Pricing                6/30/04         3/31/04       12/31/03
      -----------           -----------     ------------    -----------
      Oil (Bbl)             $     33.75     $     32.50     $     29.25
      Gas (Mcf)                    6.04            5.63            5.77

     The P-7 and P-8 Partnerships have interests in the Pecos Valley Unit, which is a large unitized property located in Pecos County, Texas. This property is declining less rapidly than previously expected leading to upward revisions in estimated oil and gas reserves as well as the related estimated net present value of reserves at June 30, 2004 as compared to March 31, 2004.

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

     P-7 PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $890,804         $544,426
      Barrels produced                              19,192           20,107
      Mcf produced                                 132,175           85,892
      Average price/Bbl                           $  36.11         $  26.66
      Average price/Mcf                           $   4.24         $   5.04

     As shown in the table above, total Net Profits increased $346,378 (63.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this increase, approximately (i) $233,000 was related to an increase in volumes of gas sold, (ii) $181,000 was related to an increase in the average price of oil sold, and (iii) $62,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $106,000 related to a decrease in the average price of gas sold. Volumes of oil sold decreased 915 barrels, while volumes of gas sold increased 46,283 Mcf for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2004. This increase was partially offset by normal declines in production. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2003. This decrease was partially offset by an increase in workover expenses incurred on several other wells within one unit during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

     Depletion of Net Profits Interests increased $1,461 (2.1%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to the increase in volumes of gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of Net Profits, this expense decreased to 8.1% for the three months ended June 30, 2004 from 12.9% for the three months ended June 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

     General and administrative expenses increased $7,770 (13.0%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of Net Profits, these expenses decreased to 7.6% for the three months ended June 30, 2004 from 11.0% for the three months ended June 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

     SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2004           2003
                                                  ----------     ----------
      Net Profits                                 $1,444,385     $1,320,374
      Barrels produced                                39,695         40,167
      Mcf produced                                   211,663        193,778
      Average price/Bbl                           $    34.50     $    29.44
      Average price/Mcf                           $     4.29     $     4.74

     As shown in the table above, total Net Profits increased $124,011 (9.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this increase, approximately (i) $201,000 was related to an increase in the average price of oil sold and (ii) $85,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of approximately (i) $94,000 related to a decrease in the average price of gas sold, (ii) $54,000 related to an increase in production expenses, and (iii) $14,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 472 barrels, while volumes of gas sold increased 17,885 Mcf for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2004. This increase was partially offset by (i) normal declines in production and (ii) a positive prior period volume adjustment on another significant well during the six months ended June 30, 2003. The increase in production expenses was primarily due to workover expenses incurred on several wells during the six months ended June 30, 2004. This increase was partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2003.

     Depletion of Net Profits Interests decreased $7,239 (5.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, this expense decreased to 9.5% for the six months ended June 30, 2004 from 11.0% for the six months ended June 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

     General and administrative expenses increased $3,690 (3.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, these expenses decreased to 8.7% for the six months ended June 30, 2004 from 9.3% for the six months ended June 30, 2003.

     The P-7 Partnership achieved payout during the second quarter of 2004. After payout, operations and revenues for the P-7 Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

     Cumulative cash distributions to the Limited Partners through June 30, 2004 were $18,882,916 or 100.07% of Limited Partners' capital contributions.

     P-8 PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $571,560         $386,570
      Barrels produced                              11,570           12,095
      Mcf produced                                  81,408           63,931
      Average price/Bbl                           $  36.13         $  26.53
      Average price/Mcf                           $   4.51         $   5.02

     As shown in the table above, total Net Profits increased $184,990 (47.9%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this increase, approximately (i) $111,000 was related to an increase in the average price of oil sold, (ii) $88,000 was related to an increase in volumes of gas sold, and (iii) $42,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $42,000 related to a decrease in the average price of gas sold. Volumes of oil sold decreased 525 barrels, while volumes of gas sold increased 17,477 Mcf for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2004. This increase was partially offset by normal declines in production. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2003. This decrease was partially offset by an increase in workover expenses incurred on several other wells within one unit during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

     Depletion of Net Profits Interests decreased $635 (1.5%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of Net Profits, this expense decreased to 7.3% for the three months ended June 30, 2004 from 10.9% for the three months ended June 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

     General and administrative expenses increased $7,232 (18.0%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of Net Profits, these expenses decreased to 8.3% for the three months ended June 30, 2004 from 10.4% for the three months ended June 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

     SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $943,984         $927,957
      Barrels produced                              24,087           24,395
      Mcf produced                                 141,008          141,631
      Average price/Bbl                           $  34.36         $  29.43
      Average price/Mcf                           $   4.44         $   4.86

     As shown in the table above, total Net Profits increased $16,027 (1.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this increase, approximately $119,000 was related to an increase in the average price of oil sold. This increase was partially offset by decreases of approximately (i) $60,000 related to a decrease in the average price of gas sold, (ii) $31,000 related to an increase in production expenses, and (iii) $9,000 and $3,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 308 barrels and 623 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment on one significant well during the six months ended June 30, 2003. These decreases were substantially offset by a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2004. The increase in production expenses was primarily due to workover expenses incurred on several wells during the six months ended June 30, 2004. This increase was partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2003.

     Depletion of Net Profits Interests decreased $5,648 (6.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, this expense decreased to 8.5% for the six months ended June 30, 2004 from 9.3% for the six months ended June 30, 2003.

     General and administrative expenses increased $2,822 (3.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, these expenses increased to 9.0% for the six months ended June 30, 2004 from 8.9% for the six months ended June 30, 2003.

     Cumulative cash distributions to the Limited Partners through June 30, 2004 were $12,685,583 or 109.20% of Limited Partners' capital contributions.

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


                                   GEODYNE INSTITUTIONAL/PENSION ENERGY
                                     INCOME LIMITED PARTNERSHIP P-7
                                   GEODYNE INSTITUTIONAL/PENSION ENERGY
                                     INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 11, 2004              By:    /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 11, 2004              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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