Form 10-Q
period 2004-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2004-11-12
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2004


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
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,199,266       $  973,753
   Accounts receivable:
      Net Profits                                 188,043                -
                                               ----------       ----------
        Total current assets                   $1,387,309       $  973,753

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                3,495,144        3,266,042
                                               ----------       ----------
                                               $4,882,453       $4,239,795
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                            $        -       $  208,257
                                               ----------       ----------
      Total current liabilities                $        -       $  208,257

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   32,638)     ($  103,881)
   Limited Partners, issued and
      outstanding, 188,702 units                4,915,091        4,135,419
                                               ----------       ----------
        Total Partners' capital                $4,882,453       $4,031,538
                                               ----------       ----------
                                               $4,882,453       $4,239,795
                                               ==========       ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004            2003
                                                --------        --------

REVENUES:
   Net Profits                                  $949,612        $590,062
   Interest income                                 1,831           1,436
   Gain on sale of Net Profits
      Interests                                        -         368,610
                                                --------        --------
                                                $951,443        $960,108

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 47,625        $ 80,031
   General and administrative
      (Note 2)                                    52,500          56,320
                                                --------        --------
                                                $100,125        $136,351
                                                --------        --------

NET INCOME                                      $851,318        $823,757
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 89,235        $ 44,317
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $762,083        $779,440
                                                ========        ========
NET INCOME per unit                             $   4.04        $   4.13
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========






                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Net Profits                                $2,393,997        $1,910,436
   Interest income                                 4,154             3,854
   Gain on sale of Net Profits
      Interests                                        -           368,610
                                              ----------        ----------
                                              $2,398,151        $2,282,900

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  185,136        $  224,781
   General and administrative
      (Note 2)                                   178,401           178,531
                                              ----------        ----------
                                              $  363,537        $  403,312
                                              ----------        ----------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,034,614        $1,879,588

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -               400
                                              ----------        ----------

NET INCOME                                    $2,034,614        $1,879,988
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  194,942        $  102,782
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,839,672        $1,777,206
                                              ==========        ==========
NET INCOME per unit                           $     9.75        $     9.42
                                              ==========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========        ==========






                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                    2004            2003
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,034,614      $1,879,988
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -     (       400)
      Depletion of Net Profits
        Interests                                   185,136         224,781
      Gain on sale of Net Profits
        Interests                                         -     (   368,610)
      Increase in accounts receivable -
        Net Profits                             (   486,980)    (   213,033)
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $1,732,770      $1,522,726
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  323,558)    ($  392,375)
   Proceeds from sale of Net Profits
      Interests                                           -         395,711
                                                 ----------      ----------
Net cash provided (used) by investing
   activities                                   ($  323,558)     $    3,336
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,183,699)    ($1,020,806)
                                                 ----------      ----------
Net cash used by financing
   activities                                   ($1,183,699)    ($1,020,806)
                                                 ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  225,513      $  505,256

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              973,753         857,086
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,199,266      $1,362,342
                                                 ==========      ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,      December 31,
                                                  2004              2003
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  773,275        $  675,203
   Accounts receivable:
      Net Profits                                 109,396                 -
                                               ----------        ----------
        Total current assets                   $  882,671        $  675,203

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,101,408         1,956,230
                                               ----------        ----------
                                               $2,984,079        $2,631,433
                                               ==========        ==========



                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                            $        -        $  128,314
                                               ----------        ----------
                                               $        -        $  128,314

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($    8,693)      ($   29,971)
   Limited Partners, issued and
      outstanding, 116,168 units                2,992,772         2,533,090
                                               ----------        ----------
        Total Partners' capital                $2,984,079        $2,503,119
                                               ----------        ----------
                                               $2,984,079        $2,631,433
                                               ==========        ==========





                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $590,141          $404,883
   Interest income                                 1,120             1,125
   Gain on sale of Net Profits
      Interests                                        -           482,658
                                                --------          --------
                                                $591,261          $888,666

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 27,315          $ 48,138
   General and administrative
      (Note 2)                                    32,687            34,913
                                                --------          --------
                                                $ 60,002          $ 83,051
                                                --------          --------

NET INCOME                                      $531,259          $805,615
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 55,473          $ 42,150
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $475,786          $763,465
                                                ========          ========
NET INCOME per unit                             $   4.10          $   6.57
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========






                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,534,125        $1,332,840
   Interest income                                 2,670             2,930
   Gain on sale of Net Profits
      Interests                                        -           482,658
                                              ----------        ----------
                                              $1,536,795        $1,818,428

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  107,695        $  134,166
   General and administrative
      (Note 2)                                   117,869           117,273
                                              ----------        ----------
                                              $  225,564        $  251,439
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,311,231        $1,566,989

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             4,862
                                              ----------        ----------

NET INCOME                                    $1,311,231        $1,571,851
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  140,549        $   83,618
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,170,682        $1,488,233
                                              ==========        ==========
NET INCOME per unit                           $    10.08        $    12.81
                                              ==========        ==========
UNITS OUTSTANDING                                116,168           116,168
                                              ==========        ==========





                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,311,231      $1,571,851
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (     4,862)
      Depletion of Net Profits
        Interests                                  107,695         134,166
      Gain on sale of Net Profits
        Interests                                        -     (   482,658)
      Increase in accounts receivable -
        Net Profits                            (   293,438)    (   145,209)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,125,488      $1,073,288
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  197,145)    ($  238,801)
   Proceeds from sale of Net Profits
      Interests                                          -         518,171
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                  ($  197,145)     $  279,370
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  830,271)    ($  792,733)
                                                ----------      ----------
Net cash used by financing activities          ($  830,271)    ($  792,733)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   98,072      $  559,925

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             675,203         611,298
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  773,275      $1,171,223
                                                ==========      ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2004, statements of operations for the three and nine months ended September 30, 2004 and 2003, and statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the P-7 and P-8 Partnerships recognized approximately $12,000 and $7,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2004 and 2003 are as shown below.

                              P-7 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $322,154          $318,478
      Settlements and disposals                        -         (     351)
      Accretion expense                            2,213             3,608
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $324,367          $321,735
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $317,713          $311,238
      Settlements and disposals                        -         (     351)
      Accretion expense                            6,654            10,848
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $324,367          $321,735
                                                ========          ========

                              P-8 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $237,187          $233,890
      Settlements and disposals                        -         (     504)
      Accretion expense                            1,313             2,676
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $238,500          $236,062
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $234,524          $228,506
      Settlements and disposals                        -         (     504)
      Accretion expense                            3,976             8,060
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $238,500          $236,062
                                                ========          ========



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $2,841                   $49,659
               P-8                   2,117                    30,570

      During the nine months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $29,424                  $148,977
               P-8                   26,159                    91,710

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2004, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $323,558 and $197,145, respectively. These costs were indirectly incurred primarily as a result of drilling activities on one large unitized property, the Robertson North Unit in Gaines County, Texas. As of the date of this Quarterly Report, this drilling is still in progress.

      During the nine months ended September 30, 2003, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $392,375 and $238,801, respectively, primarily also as a result of drilling activities on the Robertson North Unit. These drilling activities along with increased pricing resulted in an increase in the Partnerships' reserves as of September 30, 2004 of approximately (i) 96,000 barrels and 55,000 Mcf to the P-7 Partnership and (ii) 59,000 barrels and 34,000 Mcf to the P-8 Partnership.

      Any other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2004 and 2003 were not significant to the Partnerships' cash flows.

      The P-7 and P-8 Partnerships' Statements of Cash Flows for the nine months ended September 30, 2003 include proceeds from the sale of certain oil and gas properties during the third quarter of 2003. These proceeds were included in the Partnerships' November 2003 cash distributions. No such sales occurred during the nine months ended September 30, 2004.

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

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized cost of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest.


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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the P-7 and P-8 Partnerships recognized approximately $12,000 and $7,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                P-7 Partnership
                                ---------------

                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2003             1,080,712       4,540,858
         Production                             (   20,503)     (   79,488)
         Extensions and discoveries                  7,331           4,161
         Revisions of previous
            estimates                               19,403          12,495
                                                 ---------       ---------

      Proved reserves, March 31, 2004            1,086,943       4,478,026
         Production                             (   19,192)     (  132,175)
         Extensions and discoveries                 70,179         198,506
         Revisions of previous
            estimates                              169,240         759,292
                                                 ---------       ---------

      Proved reserves, June 30, 2004             1,307,170       5,303,649
         Production                             (   17,514)     (  106,084)
         Extensions and discoveries                 39,330          38,368
         Revisions of previous
            estimates                               47,965          54,954
                                                 ---------       ---------

      Proved reserves, Sept. 30, 2004            1,376,951       5,290,887
                                                 =========       =========

                                P-8 Partnership
                                ---------------

                                                    Crude          Natural
                                                     Oil             Gas
                                                  (Barrels)         (Mcf)
                                                  ----------     -----------

      Proved reserves, Dec. 31, 2003                635,359       2,916,977
         Production                                ( 12,517)     (   59,600)
         Extensions and discoveries                   4,517           2,564
         Revisions of previous
            estimates                                11,161          11,761
                                                    -------       ---------

      Proved reserves, March 31, 2004               638,520       2,871,702
         Production                                ( 11,570)     (   81,408)
         Extensions and discoveries                  43,122         105,685
         Revisions of previous
            estimates                                98,619         472,454
                                                    -------       ---------

      Proved reserves, June 30, 2004                768,691       3,368,433
         Production                                ( 10,422)     (   67,673)
         Extensions and discoveries                  23,014          21,610
         Revisions of previous
            estimates                                28,445          31,925
                                                    -------       ---------

      Proved reserves, Sept. 30, 2004               809,728       3,354,295
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2004, June 30, 2004, March 31, 2004, and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2004 will actually be realized for such production.

                           Net Present Value of Reserves (In 000's)
                       -----------------------------------------------
      Partnership       9/30/04       6/30/04      3/31/04    12/31/03
      -----------       -------       -------      -------    --------
         P-7            $25,878       $18,792      $16,111    $14,950
         P-8             15,952        11,826       10,168      9,486


                                       Oil and Gas Prices
                        ----------------------------------------------
        Pricing         9/30/04       6/30/04      3/31/04    12/31/03
      -----------       -------       -------      -------    --------
      Oil (Bbl)         $ 49.56       $ 33.75      $ 32.50    $ 29.25
      Gas (Mcf)            6.23          6.04         5.63       5.77


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

      P-7 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $949,612         $590,062
      Barrels produced                              17,514           22,244
      Mcf produced                                 106,084           72,847
      Average price/Bbl                           $  41.52         $  29.22
      Average price/Mcf                           $   4.71         $   3.65

      As shown in the table above, total Net Profits increased $359,550 (60.9%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i) $216,000 and $113,000, respectively, were related to increases in the average prices of oil and gas sold, (ii) $121,000 was related to an increase in volumes of gas sold, and (iii) $48,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $138,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 4,730 barrels, while volumes of gas sold increased 33,237 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the sale of several wells during late 2003, and (iii) a positive prior period volume adjustment made by the operator on one other significant well during the three months ended September 30, 2003. The increase in volumes of gas sold was primarily due to an increase in production on several wells following the successful workovers of those wells during 2003 and 2004. This increase was partially offset by the sale of several other wells during mid 2003. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2003. This decrease was partially offset by (i) an increase in workover expenses incurred on several other wells during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      As discussed in "Liquidity and Capital Resources" above, the P-7 Partnership sold certain oil and gas properties during the three months ended September 30, 2003 and recognized a $368,610 gain on such sales. No such sales occurred during the three months ended September 30, 2004.

      Depletion of Net Profits Interests decreased $32,406 (40.5%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of Net Profits, this expense decreased to 5.0% for the three months ended September 30, 2004 from 13.6% for the three months ended September 30, 2003. This percentage decrease was primarily due to
      (i) the dollar decrease in depletion of Net Profits Interests and (ii) the increase in Net Profits.

      General and administrative expenses decreased $3,820 (6.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of Net Profits, these expenses decreased to 5.5% for the three months ended September 30, 2004 from 9.5% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2004           2003
                                                  ----------     ----------
      Net Profits                                 $2,393,997     $1,910,436
      Barrels produced                                57,209         62,411
      Mcf produced                                   317,747        266,625
      Average price/Bbl                           $    36.65     $    29.36
      Average price/Mcf                           $     4.43     $     4.44

      As shown in the table above, total Net Profits increased $483,561 (25.3%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately (i) $417,000 was related to an increase in the average price of oil sold and
      (ii) $227,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $153,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 5,202 barrels, while volumes of gas sold increased 51,122 Mcf for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004 and (ii) an increase in production on several other wells following their successful workovers of those wells during 2003 and 2004. These increases were partially offset by (i) a positive prior period volume adjustment on another significant well during the nine months ended September 30, 2003 and (ii) the sale of several wells during mid 2003.

      As discussed in "Liquidity and Capital Resources" above, the P-7 Partnership sold certain oil and gas properties during the nine months ended September 30, 2003 and recognized a $368,610 gain on such sales. No such sales occurred during the nine months ended September 30, 2004.

      Depletion of Net Profits Interests decreased $39,645 (17.6%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of Net Profits, this expense decreased to 7.7% for the nine months ended September 30, 2004 from 11.8% for the nine months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in Net Profits and (ii) the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 7.5% for the nine months ended September 30, 2004 from 9.3% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

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

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2004 were $19,259,916 or 102.07% of Limited Partners' capital contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $590,141         $404,883
      Barrels produced                              10,422           13,228
      Mcf produced                                  67,673           55,525
      Average price/Bbl                           $  41.62         $  29.25
      Average price/Mcf                           $   4.82         $   3.70

      As shown in the table above, total Net Profits increased $185,258 (45.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i) $129,000 and $75,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $45,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $82,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 2,806 barrels, while volumes of gas sold increased 12,148 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the sale of several wells during late 2003, and (iii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. The increase in volumes of gas sold was primarily due to an increase in production on several wells following the successful workovers of those wells during 2003 and 2004. This increase was partially offset by the sale of several other wells during mid 2003.

      As discussed in "Liquidity and Capital Resources" above, the P-8 Partnership sold certain oil and gas properties during the three months ended September 30, 2003 and recognized a $482,658 gain on such sales. No such sales occurred during the three months ended September 30, 2004.

      Depletion of Net Profits Interests decreased $20,823 (43.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of Net Profits, this expense decreased to 4.6% for the three months ended September 30, 2004 from 11.9% for the three months ended September 30, 2003. This percentage decrease was primarily due to
      (i) the dollar decrease in depletion of Net Profits Interests and (ii) the increase in Net Profits.

      General and administrative expenses decreased $2,226 (6.4%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of Net Profits, these expenses decreased to 5.5% for the three months ended September 30, 2004 from 8.6% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Net Profits                               $1,534,125       $1,332,840
      Barrels produced                              34,509           37,623
      Mcf produced                                 208,681          197,156
      Average price/Bbl                         $    36.55       $    29.36
      Average price/Mcf                         $     4.56       $     4.53

      As shown in the table above, total Net Profits increased $201,285 (15.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately (i) $248,000 was related to an increase in the average price of oil sold and
      (ii) $52,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $91,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 3,114 barrels, while volumes of gas sold increased 11,525 Mcf for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      As discussed in "Liquidity and Capital Resources" above, the P-8 Partnership sold certain oil and gas properties during the nine months ended September 30, 2003 and recognized a $482,658 gain on such sales. No such sales occurred during the nine months ended September 30, 2004.

      Depletion of Net Profits Interests decreased $26,471 (19.7%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of Net Profits, this expense decreased to 7.0% for the nine months ended September 30, 2004 from 10.1% for the nine months ended September 30, 2003. This percentage decrease was primarily due to (i) the dollar decrease in depletion of Net Profits Interests and (ii) the increase in Net Profits.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 7.7% for the nine months ended September 30, 2004 from 8.8% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2004 were $12,900,583 or 111.05% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

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


                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                         INCOME LIMITED PARTNERSHIP P-7
                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                         INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 12, 2004            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 12, 2004            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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