Form 10-Q
period 2005-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2005-05-13
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2005


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
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,175,770       $1,158,634
   Accounts receivable:
      Net Profits                                  84,940                -
                                               ----------       ----------
        Total current assets                   $1,260,710       $1,158,634

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                3,912,151        3,727,027
                                               ----------       ----------
                                               $5,172,861       $4,885,661
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $        -       $   37,237
                                               ----------       ----------
        Total current liabilities              $        -       $   37,237

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   29,208)     ($   44,682)
   Limited Partners, issued and
      outstanding, 188,702 units                5,202,069        4,893,106
                                               ----------       ----------
        Total Partners' capital                $5,172,861       $4,848,424
                                               ----------       ----------
                                               $5,172,861       $4,885,661
                                               ==========       ==========







            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                  2005            2004
                                                --------        --------

REVENUES:
   Net Profits                                  $877,584        $553,581
   Interest income                                 4,225             925
                                                --------        --------
                                                $881,809        $554,506

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 51,925        $ 65,714
   General and administrative
      (Note 2)                                    74,091          58,253
                                                --------        --------
                                                $126,016        $123,967
                                                --------        --------

NET INCOME                                      $755,793        $430,539
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 79,830        $ 24,109
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $675,963        $406,430
                                                ========        ========
NET INCOME per unit                             $   3.58        $   2.15
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                    2005           2004
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  755,793      $430,539
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                    51,925        65,714
      Net change in accounts receivable
        (accounts payable ) - Net
        Profits                                 (   164,315)    ( 248,942)
                                                 ----------      --------
Net cash provided by operating
   activities                                    $  643,403      $247,311
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  194,911)    ($ 10,812)
                                                 ----------      --------
Net cash used by investing activities           ($  194,911)    ($ 10,812)
                                                 ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  431,356)    ($264,916)
                                                 ----------      --------
Net cash used by financing
   activities                                   ($  431,356)    ($264,916)
                                                 ----------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $   17,136     ($ 28,417)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,158,634       973,753
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,175,770      $945,336
                                                 ==========      ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                March 31,       December 31,
                                                  2005              2004
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  731,008        $  745,323
   Accounts receivable:
      Net Profits                                  52,635                 -
                                               ----------        ----------
        Total current assets                   $  783,643        $  745,323

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,347,610         2,245,692
                                               ----------        ----------
                                               $3,131,253        $2,991,015
                                               ==========        ==========



                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $        -        $    9,813
                                               ----------        ----------
        Total current liabilities              $        -        $    9,813

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($    8,638)      ($   13,891)
   Limited Partners, issued and
      outstanding, 116,168 units                3,139,891         2,995,093
                                               ----------        ----------
        Total Partners' capital                $3,131,253        $2,981,202
                                               ----------        ----------
                                               $3,131,253        $2,991,015
                                               ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $529,384          $372,424
   Interest income                                 2,684               643
                                                --------          --------
                                                $532,068          $373,067

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 31,018          $ 38,689
   General and administrative
      (Note 2)                                    54,026            37,754
                                                --------          --------
                                                $ 85,044          $ 76,443
                                                --------          --------

NET INCOME                                      $447,024          $296,624
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 47,226          $ 33,080
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $399,798          $263,544
                                                ========          ========
NET INCOME per unit                             $   3.44          $   2.27
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                  2005            2004
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $447,024        $296,624
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 31,018          38,689
      Net change in accounts receivable
        (accounts payable) - Net
        Profits                                (  76,677)      ( 153,506)
                                                --------        --------
Net cash provided by operating
   activities                                   $401,365        $181,807
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($118,707)      ($  5,594)
                                                --------        --------
Net cash used by investing activities          ($118,707)      ($  5,594)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($296,973)      ($236,575)
                                                --------        --------
Net cash used by financing activities          ($296,973)      ($236,575)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 14,315)      ($ 60,362)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           745,323         675,203
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $731,008        $614,841
                                                ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2005, statements of operations for the three months ended March 31, 2005 and 2004, and statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2005, the P-7 and P-8 Partnerships recognized approximately $5,000 and $4,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three months ended March 31, 2005 and 2004 are as shown below.

                                 P-7 Partnership
                                 ---------------

                                             Three Months     Three Months
                                                 Ended            Ended
                                               3/31/2005        3/31/2004
                                             ------------     ------------

      Total Asset Retirement
         Obligation, January 1                  $326,907         $317,713
      Additions and revisions                      4,033                -
      Accretion expense                            3,865            2,223
                                                --------         --------
      Total Asset Retirement
         Obligation, End of Quarter             $334,805         $319,936
                                                ========         ========

                                 P-8 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended            Ended
                                               3/31/2005        3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $239,986          $234,524
      Additions and revisions                      2,429                 -
      Accretion expense                            2,873             1,328
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $245,288          $235,852
                                                ========          ========

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                 $24,432                   $49,659
               P-8                  23,456                    30,570

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers may, however, reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2005, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $229,151 and $127,634, respectively. These costs were indirectly incurred primarily as a result of (i) recompletion activities on the Fed. 11-20S-34E #3 well in Lea
      County, New Mexico and (ii) drilling activities in a large unitized property, the Robertson North Unit in Gaines County, Texas. As of the date of this Quarterly Report, these activities are still in progress.

      Any other capital expenditures incurred by the Partnerships during the three months ended March 31, 2005 and 2004 were not significant to the Partnerships' cash flows.

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

      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata share of estimated total gas reserves attributable to the underlying property, such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

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


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that would have an impact on the Partnerships' future results of operations and financial position.

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

                                 P-7 Partnership
                                 ---------------

                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2004             1,520,139       5,480,079
         Production                             (   18,445)     (   90,852)
         Extensions and discoveries                 40,363          21,489
         Revisions of previous
            estimates                               45,094         119,300
                                                 ---------       ---------

      Proved reserves, March 31, 2005            1,587,151       5,530,016
                                                 =========       =========

                                 P-8 Partnership
                                 ---------------

                                                    Crude          Natural
                                                     Oil             Gas
                                                  (Barrels)         (Mcf)
                                                  ----------     -----------

      Proved reserves, Dec. 31, 2004                897,719       3,525,893
         Production                                ( 10,599)     (   57,194)
         Extensions and discoveries                  24,550          13,178
         Revisions of previous
            estimates                                25,823          71,881
                                                    -------       ---------

      Proved reserves, March 31, 2005               937,493       3,553,758
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2005 and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2005 will actually be realized for such production.

                               Net Present Value of Reserves
                       -------------------------------------------
      Partnership           3/31/05                12/31/04
      -----------         -----------            -----------
         P-7              $29,713,837            $22,479,398
         P-8               18,468,721             14,013,719

                                  Oil and Gas Prices
                    --------------------------------------------
        Pricing             3/31/05                12/31/04
      -----------         -----------            -----------
      Oil (Bbl)           $     55.31            $     43.36
      Gas (Mcf)                  7.17                   6.02


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i)
      geophysical  conditions  which  cause an  acceleration  of the  decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well,
      (iii) prior period volume adjustments (either positive or negative) made by the purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $877,584         $553,581
      Barrels produced                              18,445           20,503
      Mcf produced                                  90,852           79,488
      Average price/Bbl                           $  46.61         $  33.00
      Average price/Mcf                           $   5.24         $   4.38

      As shown in the table above, total Net Profits increased $324,003 (58.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately (i) $251,000 and $78,000, respectfully, were related to increases in the average prices of oil and gas sold, (ii) $50,000 was related to an increase in volumes of gas sold, and (iii) $13,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $68,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 2,058 barrels, while volumes of gas sold increased 11,364 Mcf for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to an increase in production on several wells within one unit due to successful workovers of those wells during early 2004. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended March 31, 2004. This decrease was partially offset by
      (i) workover expenses incurred on several other wells during the three months ended March 31, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests decreased $13,789 (21.0%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves since March 31, 2004. As a percentage of Net Profits, this expense decreased to 5.9% for the three months ended March 31, 2005 from 11.9% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $15,838 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of Net Profits, these expenses decreased to 8.4% for the three months ended March 31, 2005 from 10.5% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2005  were   $20,167,916   or  106.88%  of   Limited   Partners'   capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $529,384         $372,424
      Barrels produced                              10,599           12,517
      Mcf produced                                  57,194           59,600
      Average price/Bbl                           $  46.73         $  32.73
      Average price/Mcf                           $   5.50         $   4.34

      As shown in the table above, total Net Profits increased $156,960 (42.1%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately (i) $148,000 and $66,000, respectfully, were related to increases in the average prices of oil and gas sold and (ii) $15,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $63,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 1,918 barrels and 2,406 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2005. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended March 31, 2004. This decrease was partially offset by (i) workover expenses incurred on several other wells during the three months ended March 31, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests decreased $7,671 (19.8%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves since March 31, 2004. As a percentage of Net Profits, this expense decreased to 5.9% for the three months ended March 31, 2005 from 10.4% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $16,272 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of Net Profits, these expenses increased to 10.2% for the three months ended March 31, 2005 from 10.1% for the three months ended March 31, 2004.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2005  were   $13,518,583   or  116.37%  of   Limited   Partners'   capital
      contributions.

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 13, 2005                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 2005                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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