Form 10-Q
period 2005-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2005-11-14
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2005


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

                        Yes    X                  No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                       No     X
                            ------                    ------
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                      No     X
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  954,068        $1,158,634
   Accounts receivable:
      Net Profits                                148,652                 -
                                              ----------        ----------
        Total current assets                  $1,102,720        $1,158,634

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               4,679,603         3,727,027
                                              ----------        ----------
                                              $5,782,323        $4,885,661
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $        -        $   37,237
                                              ----------        ----------
        Total current liabilities             $        -        $   37,237

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $   21,741       ($   44,682)
   Limited Partners, issued and
      outstanding, 188,702 units               5,760,582         4,893,106
                                              ----------        ----------
        Total Partners' capital               $5,782,323        $4,848,424
                                              ----------        ----------
                                              $5,782,323        $4,885,661
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------        --------

REVENUES:
   Net Profits                                $1,205,036        $949,612
   Interest income                                 4,585           1,831
                                              ----------        --------
                                              $1,209,621        $951,443

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   95,484        $ 47,625
   General and administrative
      (Note 2)                                    52,656          52,500
                                              ----------        --------
                                              $  148,140        $100,125
                                              ----------        --------

NET INCOME                                    $1,061,481        $851,318
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $  114,283        $ 89,235
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  947,198        $762,083
                                              ==========        ========
NET INCOME per unit                           $     5.02        $   4.04
                                              ==========        ========
UNITS OUTSTANDING                                188,702         188,702
                                              ==========        ========










            The accompanying condensed notes are an integral part of
                           these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Net Profits                                $2,948,406        $2,393,997
   Interest income                                13,258             4,154
                                              ----------        ----------
                                              $2,961,664        $2,398,151

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  210,812        $  185,136
   General and administrative
      (Note 2)                                   179,604           178,401
                                              ----------        ----------
                                              $  390,416        $  363,537
                                              ----------        ----------

NET INCOME                                    $2,571,248        $2,034,614
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  274,772        $  194,942
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,296,476        $1,839,672
                                              ==========        ==========
NET INCOME per unit                           $    12.17        $     9.75
                                              ==========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========        ==========













            The accompanying condensed notes are an integral part of
                           these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                    2005            2004
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,571,248      $2,034,614
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                   210,812         185,136
      Net change in accounts receivable/
        accounts payable - Net Profits          (   560,350)    (   486,980)
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $2,221,710      $1,732,770
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  788,927)    ($  323,558)
                                                 ----------      ----------
Net cash used by investing
   activities                                   ($  788,927)    ($  323,558)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,637,349)    ($1,183,699)
                                                 ----------      ----------
Net cash used by financing
   activities                                   ($1,637,349)    ($1,183,699)
                                                 ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  204,566)     $  225,513

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,158,634         973,753
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  954,068      $1,199,266
                                                 ==========      ==========







            The accompanying condensed notes are an integral part of
                           these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,      December 31,
                                                 2005               2004
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  623,467        $  745,323
   Accounts receivable:
      Net Profits                                  51,316                 -
                                               ----------        ----------
        Total current assets                   $  674,783        $  745,323

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,841,172         2,245,692
                                               ----------        ----------
                                               $3,515,955        $2,991,015
                                               ==========        ==========



                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $        -        $    9,813
                                               ----------        ----------
        Total current liabilities              $        -        $    9,813

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             $   24,117       ($   13,891)
   Limited Partners, issued and
      outstanding, 116,168 units                3,491,838         2,995,093
                                               ----------        ----------
        Total Partners' capital                $3,515,955        $2,981,202
                                               ----------        ----------
                                               $3,515,955        $2,991,015
                                               ==========        ==========







            The accompanying condensed notes are an integral part of
                           these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $758,883          $590,141
   Interest income                                 3,038             1,120
                                                --------          --------
                                                $761,921          $591,261

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 61,271          $ 27,315
   General and administrative
      (Note 2)                                    32,791            32,687
                                                --------          --------
                                                $ 94,062          $ 60,002
                                                --------          --------

NET INCOME                                      $667,859          $531,259
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 71,997          $ 55,473
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $595,862          $475,786
                                                ========          ========
NET INCOME per unit                             $   5.13          $   4.10
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========
















            The accompanying condensed notes are an integral part of
                           these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,837,022        $1,534,125
   Interest income                                 8,535             2,670
                                              ----------        ----------
                                              $1,845,557        $1,536,795

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  129,549        $  107,695
   General and administrative
      (Note 2)                                   119,840           117,869
                                              ----------        ----------
                                              $  249,389        $  225,564
                                              ----------        ----------

NET INCOME                                    $1,596,168        $1,311,231
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  170,423        $  140,549
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,425,745        $1,170,682
                                              ==========        ==========
NET INCOME per unit                           $    12.27        $    10.08
                                              ==========        ==========
UNITS OUTSTANDING                                116,168           116,168
                                              ==========        ==========

















            The accompanying condensed notes are an integral part of
                           these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                   2005            2004
                                               ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,596,168      $1,311,231
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  129,549         107,695
      Net change in accounts receivable/
        accounts payable - Net Profits         (   326,229)    (   293,438)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,399,488      $1,125,488
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  459,929)    ($  197,145)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($  459,929)    ($  197,145)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,061,415)    ($  830,271)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,061,415)    ($  830,271)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  121,856)     $   98,072

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             745,323         675,203
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  623,467      $  773,275
                                                ==========      ==========








            The accompanying condensed notes are an integral part of
                           these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2005, statements of operations for the three and nine months ended September 30, 2005 and 2004, and statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. The Partnerships' asset retirement obligations were revised upward for the three months ended September 30, 2005 due to an increase in both labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2005, the P-7 and P-8 Partnerships recognized approximately $57,000 and $40,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2005 and 2004 are as shown below.

                                 P-7 Partnership
                                 ---------------

                                             Three Months     Three Months
                                                 Ended            Ended
                                               9/30/2005        9/30/2004
                                             ------------     ------------

      Total Asset Retirement
         Obligation, July 1                     $338,672         $322,154
      Additions and revisions                    319,893                -
      Accretion expense                           17,323            2,213
                                                --------         --------
      Total Asset Retirement
         Obligation, End of Quarter             $675,888         $324,367
                                                ========         ========


                                              Nine Months      Nine Months
                                                 Ended            Ended
                                               9/30/2005        9/30/2004
                                             ------------     ------------

      Total Asset Retirement
         Obligation, January 1                  $326,907         $317,713
      Additions and revisions                    323,926                -
      Accretion expense                           25,055            6,654
                                                --------         --------
      Total Asset Retirement
         Obligation, End of Period              $675,888         $324,367
                                                ========         ========

                                 P-8 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $248,443          $237,187
      Additions and revisions                    235,590                 -
      Accretion expense                           12,786             1,313
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $496,819          $238,500
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $239,986          $234,524
      Additions and revisions                    238,287                 -
      Accretion expense                           18,546             3,976
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $496,819          $238,500
                                                ========          ========


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $2,997                   $49,659
               P-8                   2,221                    30,570

      During the nine months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                 $30,627                   $148,977
               P-8                  28,130                     91,710

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers may, however, reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2005, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled approximately $814,000 and $468,000, respectively. These costs were indirectly incurred primarily as a result of (i) drilling activities in a large unitized property, the Robertson North Unit located in Gaines County, Texas, (ii) recompletion activities on the Fed. 11-20S-34E #3 well located in Lea County, New Mexico, and (iii) the drilling of the Alison #3 well located in Martin County, Texas. As of the date of this Quarterly Report, these activities are still in progress.

      During the nine months ended September 30, 2004, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled approximately $408,000 and $249,000, respectively. These costs were indirectly incurred primarily as a result of drilling activities in a large unitized property, the Robertson North Unit located in Gaines County, Texas.

      Any other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2005 and 2004 were not significant to the Partnerships' cash flows.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships were scheduled to terminate on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the Partnerships for their third two year extension period to December 31, 2007.


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

                                 P-7 Partnership
                                 ---------------

                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2004             1,520,139       5,480,079
         Production                             (   18,445)     (   90,852)
         Extensions and discoveries                 40,363          21,489
         Revisions of previous
            estimates                               45,094         119,300
                                                 ---------       ---------

      Proved reserves, March 31, 2005            1,587,151       5,530,016
         Production                             (   18,453)     (   72,165)
         Extensions and discoveries                 71,962          78,675
         Revisions of previous
            estimates                           (   15,726)     (  233,002)
                                                 ---------       ---------

      Proved reserves, June 30, 2005             1,624,934       5,303,524
         Production                             (   19,139)     (   90,489)
         Extensions and discoveries                 42,387          64,208
         Revisions of previous
            estimates                               12,072          95,198
                                                 ---------       ---------

      Proved reserves, Sept. 30, 2005            1,660,254       5,372,441
                                                 =========       =========

                                 P-8 Partnership
                                 ---------------

                                                    Crude          Natural
                                                     Oil             Gas
                                                  (Barrels)         (Mcf)
                                                  ----------     -----------

      Proved reserves, Dec. 31, 2004                897,719       3,525,893
         Production                                ( 10,599)     (   57,194)
         Extensions and discoveries                  24,550          13,178
         Revisions of previous
            estimates                                25,823          71,881
                                                    -------       ---------

      Proved reserves, March 31, 2005               937,493       3,553,758
         Production                                ( 11,087)     (   52,992)
         Extensions and discoveries                  44,309          44,197
         Revisions of previous
            estimates                              ( 10,042)     (  119,244)
                                                    -------       ---------

      Proved reserves, June 30, 2005                960,673       3,425,719
         Production                                ( 11,340)     (   60,050)
         Extensions and discoveries                  25,780          35,188
         Revisions of previous
            estimates                                 6,827          77,106
                                                    -------       ---------

      Proved reserves, Sept. 30, 2005               981,940       3,477,963
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2005 will actually be realized for such production.

                            Net Present Value of Reserves (In 000's)
                         ---------------------------------------------
      Partnership        9/30/05      6/30/05      3/31/05    12/31/04
      -----------        -------      -------      -------    --------
         P-7             $47,085      $30,516      $29,714    $ 22,479
         P-8              29,660       18,830       18,469      14,014



                                       Oil and Gas Prices
                         ---------------------------------------------
        Pricing          9/30/05      6/30/05      3/31/05    12/31/04
      -----------        -------      -------      -------    --------
      Oil (Bbl)          $ 66.21      $ 56.63      $ 55.31    $  43.36
      Gas (Mcf)            15.21         7.07         7.17        6.02


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

            *   The level of consumer demand and overall economic activity;
            *   The competitiveness  of alternative  fuels;
            *   Weather conditions and the impact of  weather-related  events;
            *   The availability of pipelines for   transportation; and
            *   Domestic and foreign government regulations and taxes.

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

      P-7 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2005              2004
                                                ----------         --------
      Net Profits                               $1,205,036         $949,612
      Barrels produced                              19,139           17,514
      Mcf produced                                  90,489          106,084
      Average price/Bbl                         $    59.74         $  41.52
      Average price/Mcf                         $     5.83         $   4.71

      As shown in the table above, total Net Profits increased $255,424 (26.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $349,000 and $101,000, respectfully, were related to increases in the average prices of oil and gas sold and (ii) $67,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $189,000 related to an increase in production expenses and (ii) $73,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,625 barrels, while volumes of gas sold decreased 15,595 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during early 2005 and (ii) the successful completion of a new well during early 2005. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of two significant wells due to production difficulties during the three months ended September 30, 2005 and (ii) normal declines in production. As of the date of this Quarterly Report, the shut-in wells have returned to production at a lower rate than previously experienced. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $47,859 (100.5%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase (i) approximately $28,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $12,000 was related to previously fully depleted wells, and (ii) approximately $13,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of one developmental well. These increases were partially offset by the decrease in volumes of gas sold. As a percentage of Net Profits, this expense increased to 7.9% for the three months ended September 30, 2005 from 5.0% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 4.4% for the three months ended September 30, 2005 from 5.5% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2005             2004
                                                ----------       ----------
      Net Profits                               $2,948,406       $2,393,997
      Barrels produced                              56,037           57,209
      Mcf produced                                 253,506          317,747
      Average price/Bbl                         $    51.26       $    36.65
      Average price/Mcf                         $     5.60       $     4.43

      As shown in the table above, total Net Profits increased $554,409 (23.2%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $819,000 and $295,000, respectfully, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $43,000 and $285,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $232,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 1,172 barrels and 64,241 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well due to the successful recompletion of that well during early 2005 and (ii) the successful completion of a new well during early 2005. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004, (ii) normal declines in production, and (iii) the shutting-in of two significant wells due to production difficulties during the nine months ended September 30, 2005. As of the date of this Quarterly Report, the shut-in wells have returned to production at a lower rate than previously experienced. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2004.

      Depletion of Net Profits Interests increased $25,676 (13.9%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $28,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $12,000 was related to previously fully depleted wells, and (ii) approximately $13,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of one developmental well. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 7.2% for the nine months ended September 30, 2005 from 7.7% for the nine months ended September 30, 2004.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 6.1% for the nine months ended September 30, 2005 from 7.5% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2005 were $21,229,916 or 112.50% of Limited Partners' capital contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $758,883         $590,141
      Barrels produced                              11,340           10,422
      Mcf produced                                  60,050           67,673
      Average price/Bbl                           $  59.58         $  41.62
      Average price/Mcf                           $   6.16         $   4.82

      As shown in the table above, total Net Profits increased $168,742 (28.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $204,000 and

      $80,000, respectfully, were related to increases in the average prices of oil and gas sold and (ii) $38,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $117,000 related to an increase in production expenses and (ii) $36,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 918 barrels, while volumes of gas sold decreased 7,623 Mcf, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during early 2005 and (ii) the successful completion of a new well during early 2005. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of two significant wells due to production difficulties during the three months ended September 30, 2005 and (ii) normal declines in production. As of the date of this Quarterly Report, the shut-in wells have returned to production at a lower rate than previously experienced. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $33,956 (124.3%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase (i) approximately $19,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $7,000 was related to previously fully depleted wells, and (ii) approximately $10,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of one developmental well. These increases were partially offset by the decrease in volumes of gas sold. As a percentage of Net Profits, this expense increased to 8.1% for the three months ended September 30, 2005 from 4.6% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 4.3% for the three months ended September 30, 2005 from 5.5% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2005             2004
                                                ----------       ----------
      Net Profits                               $1,837,022       $1,534,125
      Barrels produced                              33,026           34,509
      Mcf produced                                 170,236          208,681
      Average price/Bbl                         $    51.22       $    36.55
      Average price/Mcf                         $     5.78       $     4.56

      As shown in the table above, total Net Profits increased $302,897 (19.7%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $484,000 and $207,000, respectfully, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $54,000 and $175,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $159,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 1,483 barrels and 38,445 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well due to the successful recompletion of that well during early 2005 and (ii) the successful completion of a new well during early 2005. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004, (ii) normal declines in production, and (iii) the shutting-in of two significant wells due to production difficulties during the nine months ended September 30, 2005. As of the date of this Quarterly Report, the shut-in wells have returned to production at a lower rate than previously experienced. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2004.

      Depletion of Net Profits Interests increased $21,854 (20.3%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $19,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $7,000 was related to previously fully depleted wells, and (ii) approximately $10,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of one developmental well. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 7.1% for the nine months ended September 30, 2005 from 7.0% for the nine months ended September 30, 2004.

      General and administrative expenses increased $1,971 (1.7%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of Net Profits, these expenses decreased to 6.5% for the nine months ended September 30, 2005 from 7.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2005 were $14,192,583 or 122.17% of Limited Partners' capital contributions.

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 14, 2005            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2005            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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