Form 10-Q
period 2006-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2006-05-12
CIK 888239, 888240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2006


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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                              Large accelerated filer
                  --------

                              Accelerated filer
                  --------

                      X       Non-accelerated filer
                  --------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                        Yes                     No     X
                            ------                    ------

The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,181,186        $1,438,955
                                              ----------        ----------
        Total current assets                  $1,181,186        $1,438,955

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               4,914,288         4,826,981
                                              ----------        ----------
                                              $6,095,474        $6,265,936
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $   68,149        $  197,298
                                              ----------        ----------
        Total current liabilities             $   68,149        $  197,298

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    1,358)      ($    8,941)
   Limited Partners, issued and
      outstanding, 188,702 units               6,028,683         6,077,579
                                              ----------        ----------
        Total Partners' capital               $6,027,325        $6,068,638
                                              ----------        ----------
                                              $6,095,474        $6,265,936
                                              ==========        ==========









                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                 2006             2005
                                              ----------        --------

REVENUES:
   Net Profits                                $1,083,588        $877,584
   Interest income                                10,234           4,225
                                              ----------        --------
                                              $1,093,822        $881,809

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   80,362        $ 51,925
   General and administrative
      (Note 2)                                    76,445          74,091
                                              ----------        --------
                                              $  156,807        $126,016
                                              ----------        --------

NET INCOME                                    $  937,015        $755,793
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   99,911        $ 79,830
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  837,104        $675,963
                                              ==========        ========
NET INCOME per unit                           $     4.44        $   3.58
                                              ==========        ========
UNITS OUTSTANDING                                188,702         188,702
                                              ==========        ========





















                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)



                                                    2006            2005
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  937,015      $  755,793
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                    80,362          51,925
      Net change in accounts receivable/
        accounts payable - Net Profits          (    26,664)    (   164,315)
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $  990,713      $  643,403
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  270,154)    ($  194,911)
                                                 ----------      ----------
Net cash used by investing
   activities                                   ($  270,154)    ($  194,911)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  978,328)    ($  431,356)
                                                 ----------      ----------
Net cash used by financing
   activities                                   ($  978,328)    ($  431,356)
                                                 ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  257,769)     $   17,136

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,438,955       1,158,634
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,181,186      $1,175,770
                                                 ==========      ==========










                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS


                                               March 31,        December 31,
                                                 2006               2005
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  782,186        $  925,925
                                               ----------        ----------
        Total current assets                   $  782,186        $  925,925

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,978,903         2,930,942
                                               ----------        ----------
                                               $3,761,089        $3,856,867
                                               ==========        ==========



                        LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $   87,394        $  133,524
                                               ----------        ----------
        Total current liabilities              $   87,394        $  133,524

PARTNERS' CAPITAL:
   General Partner                             $    9,585        $    9,941
   Limited Partners, issued and
      outstanding, 116,168 units                3,664,110         3,713,402
                                               ----------        ----------
        Total Partners' capital                $3,673,695        $3,723,343
                                               ----------        ----------
                                               $3,761,089        $3,856,867
                                               ==========        ==========












                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $674,769          $529,384
   Interest income                                 6,639             2,684
                                                --------          --------
                                                $681,408          $532,068

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 48,104          $ 31,018
   General and administrative
      (Note 2)                                    56,222            54,026
                                                --------          --------
                                                $104,326          $ 85,044
                                                --------          --------

NET INCOME                                      $577,082          $447,024
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 61,374          $ 47,226
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $515,708          $399,798
                                                ========          ========
NET INCOME per unit                             $   4.44          $   3.44
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========





















                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)



                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $577,082        $447,024
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   48,104          31,018
      Net change in accounts receivable/
        accounts payable - Net Profits              11,648       (  76,677)
                                                  --------        --------
Net cash provided by operating
   activities                                     $636,834        $401,365
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($153,843)      ($118,707)
                                                  --------        --------
Net cash used by investing
   activities                                    ($153,843)      ($118,707)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($626,730)      ($296,973)
                                                  --------        --------
Net cash used by financing
   activities                                    ($626,730)      ($296,973)
                                                  --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($143,739)      ($ 14,315)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             925,925         745,323
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $782,186        $731,008
                                                  ========        ========










                The accompanying condensed notes are an integral
                       part of these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2006, statements of operations for the three months ended March 31, 2006 and 2005, and statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2006, the P-7 and P-8 Partnerships recognized approximately $15,000 and $11,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three months ended March 31, 2006 and 2005 are as shown below.

                                 P-7 Partnership
                                 ---------------

                                             Three Months     Three Months
                                                Ended            Ended
                                              3/31/2006        3/31/2005
                                             ------------     ------------

      Total Asset Retirement
         Obligation, January 1                  $664,885         $326,907
      Additions and revisions                          -            4,033
      Accretion expense                            8,581            3,865
                                                --------         --------
      Total Asset Retirement
         Obligation, End of Period              $673,466         $334,805
                                                ========         ========


                              P-8 Partnership
                              ---------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $490,496          $239,986
      Additions and revisions                          -             2,429
      Accretion expense                            6,384             2,873
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $496,880          $245,288
                                                ========          ========

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                 $26,786                   $49,659
               P-8                  25,652                    30,570

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells, well recompletions, or workovers may, however, reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2006, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $159,000 and $90,000, respectively. These costs were indirectly incurred primarily as a result of (i) recompletion activities on the Fed 11-20S-34E #2 well located in Lea County, New Mexico and (ii) drilling activities in a large unitized property, the Robertson North Unit located in Gaines County, Texas. As of the date of this Quarterly Report, these activities are still in progress.

      During the three months ended March 31, 2005, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $229,000 and $128,000, respectively. These costs were indirectly incurred primarily as a result of (i) recompletion activities on the Fed. 11-20S-34E #3 well located in Lea County, New Mexico and (ii) drilling activities in a large unitized property, the Robertson North Unit located in Gaines County, Texas.

      Any other capital expenditures incurred by the Partnerships during the three months ended March 31, 2006 and 2005 were not significant to the Partnerships' cash flows.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships were scheduled to terminate on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third extension thereby extending their termination date to December 31, 2007. As of the date of this Quarterly Report, the General Partner has not determined whether it will further extend the term of either Partnership.


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

                                P-7 Partnership
                                ---------------

                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2005             1,635,489       5,883,535
         Production                             (   17,511)     (   80,798)
         Extensions and discoveries                 13,399           7,198
         Revisions of previous
            estimates                                1,085      (   66,983)
                                                 ---------       ---------

      Proved reserves, March 31, 2006            1,632,462       5,742,952
                                                 =========       =========

                                P-8 Partnership
                                ---------------

                                                    Crude          Natural
                                                     Oil             Gas
                                                  (Barrels)         (Mcf)
                                                  ----------     -----------

      Proved reserves, Dec. 31, 2005                977,087       3,752,229
         Production                                ( 10,530)     (   55,497)
         Extensions and discoveries                   8,459           4,556
         Revisions of previous
            estimates                                    13      (   54,016)
                                                    -------       ---------

      Proved reserves, March 31, 2006               975,029       3,647,272
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2006 and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2006 will actually be realized for such production.

                                       Net Present Value of Reserves
                                ------------------------------------------
      Partnership                     3/31/06                12/31/05
      -----------                   -----------            ------------
         P-7                        $31,962,444             $34,146,848
         P-8                         19,626,079              21,333,357



                                             Oil and Gas Prices
                                ------------------------------------------
        Pricing                       3/31/06                12/31/05
      -----------                   -----------            ------------
      Oil (Bbl)                     $     66.25             $     61.06
      Gas (Mcf)                            7.18                   10.08


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

      *     Domestic and foreign government  regulations and taxes; and
      *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
            * Completion of enhanced recovery projects which increase production for the well.

      Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      P-7 PARTNERSHIP

           THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED 31, 2005.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2006              2005
                                                ----------         --------
      Net Profits                               $1,083,588         $877,584
      Barrels produced                              17,511           18,445
      Mcf produced                                  80,798           90,852
      Average price/Bbl                         $    57.73         $  46.61
      Average price/Mcf                         $     5.73         $   5.24

      As shown in the table above, total Net Profits increased $206,000 (23.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $195,000 and $40,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $67,000 was related to a decrease in production expenses. These increases were partially offset by decreases of $43,000 and $53,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 934 barrels and 10,054 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended March 31, 2005. This decrease was partially offset by (i) workover expenses incurred on several other wells during the three months ended March 31, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $28,000 (54.8%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) an increase in depletable Net Profits Interests during the three months ended March 31, 2006 primarily due to the recompletion of one significant well, (ii) an increase of $5,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005, and (iii) an increase of $4,000 due to the accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense increased to 7.4% for the three months ended March 31, 2006 from 5.9% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,000 (3.2%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of Net Profits Interests, these expenses decreased to 7.1% for the three months ended March 31, 2006 from 8.4% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2006  were   $22,474,916   or  119.10%  of   Limited   Partners'   capital
      contributions.

      P-8 PARTNERSHIP

           THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED 31, 2005.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $674,769         $529,384
      Barrels produced                              10,530           10,599
      Mcf produced                                  55,497           57,194
      Average price/Bbl                           $  57.56         $  46.73
      Average price/Mcf                           $   5.94         $   5.50

      As shown in the table above, total Net Profits increased $145,000 (27.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $114,000 and $25,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $19,000 was related to a decrease in production expenses. These increases were partially offset by decreases of $3,000 and $10,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 69 barrels and 1,697 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was substantially offset by (i) a negative prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2005, (ii) an increase in production following the completion of a new well during early 2005, and (iii) an increase in production on another significant well following the successful recompletion of that well during early to mid 2005. The decrease in volumes of gas sold was primarily due to normal declines in production. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended March 31, 2005. This decrease was partially offset by (i) workover expenses incurred on several other wells during the three months ended March 31, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $17,000 (55.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) an increase in depletable Net Profits Interests during the three months ended March 31, 2006 primarily due to the recompletion of one significant well, (ii) an increase of $4,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005, and (iii) an increase of $3,000 due to the accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense increased to 7.1% for the three months ended March 31, 2006 from 5.9% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,000 (4.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of Net Profits Interests, these expenses decreased to 8.3% for the three months ended March 31, 2006 from 10.2% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2006  were   $15,005,583   or  129.17%  of   Limited   Partners'   capital
      contributions.

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


                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                        INCOME LIMITED PARTNERSHIP P-7
                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                        INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 12, 2006                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 12, 2006                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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