Form 10-K
period 2006-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2007-04-16
CIK 888239, 888240

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant's telephone number, including area code: (918)583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
      Depositary Units of Limited Partnership interest

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                  Yes    X    No
            ----        ----

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes    X    No
            ----        ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


             X    Yes         No
            ----        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  Disclosure is not contained herein
          -----
            X     Disclosure is contained herein
          -----

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                  Large accelerated filer
          -----
                  Accelerated filer
          -----
            X     Non-accelerated filer
          -----

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes    X    No
            ----        ----

     The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.


      DOCUMENTS INCORPORATED BY REFERENCE: None

                                   FORM 10-K
                               TABLE OF CONTENTS


PART I..................................................................... 4
      ITEM 1.   BUSINESS................................................... 4
      ITEM 1A.  RISK FACTORS............................................... 9
      ITEM 1B.  UNRESOLVED STAFF COMMENTS................................. 15
      ITEM 2.   PROPERTIES................................................ 15
      ITEM 3.   LEGAL PROCEEDINGS......................................... 22
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS....... 22

PART II....................................................................22
      ITEM 5.   MARKET FOR UNITS, RELATED LIMITED PARTNER  MATTERS, AND
                ISSUER PURCHASES OF UNITS................................. 22
      ITEM 6.   SELECTED FINANCIAL DATA................................... 25
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ...................... 28
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK .............................................. 43
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............... 43
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE....................... 44
      ITEM 9A.  CONTROLS AND PROCEDURES................................... 44
      ITEM 9B.  OTHER INFORMATION......................................... 44

PART III.................................................................. 44
     ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS OF THE GENERAL PARTNER,
                AND CORPORATE GOVERNANCE ................................. 44
      ITEM 11.  EXECUTIVE COMPENSATION.................................... 46
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT............................................ 50
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
                DIRECTOR INDEPENDENCE .................................... 51
      ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................... 53

PART IV................................................................... 54
      ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................ 54

SIGNATURES................................................................ 59

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

     The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2006 Samson owned interests in approximately 12,000 oil and gas wells located in 19 states of the United States, Alberta Canada, and the United Kingdom North Sea. At December 31, 2006, Samson operated approximately 4,000 oil and gas wells located in 15 states of the United States and Alberta Canada.

     Until liquidation (see "Partnership Termination" below), the Partnerships are engaged in the business of owning net profits and royalty interests in oil and gas properties located in the continental United States. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in oil and gas properties ("Working Interests") which were acquired by affiliated oil and gas investment programs or other affiliates (the "Affiliated Programs"). Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs on those properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Annual Report on Form 10-K ("Annual Report") the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

     In order to  prudently  manage the  properties  which are  burdened  by the
Partnerships'  Net  Profits  Interests,  it  may  be  appropriate  for  drilling operations to be conducted on such properties. Since the Partnerships' capitalized cost of their Net Profits Interests are calculated after considering such costs, the Partnerships also indirectly engage in development drilling.

     As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2007, Samson employed approximately 1,200 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner and Corporate Governance."

     The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].


      Partnership Termination

     Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the termination and liquidation of the Partnerships.


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

      Principal Products Produced and Services Rendered

     The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the global price of steel as well as increases in the prices for oil and gas supplies and services will increase the costs of any future workover, recompletion or drilling activities indirectly conducted by the Partnerships.


      Competition and Marketing

     The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. During the past year, the sale of oil and gas properties has also generated significant revenues for the Partnerships. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

     Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;

      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

     It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

     As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships will terminate on December 31, 2007. The volumes, pricing, and expense factors discussed above may also impact the price the Partnerships receive for their oil and gas properties in connection with the liquidation of the Partnerships' assets.


      Significant Customers

     The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2006:

Partnership                     Customer                          Percentage
-----------       ------------------------------------            ----------

    P-7           Occidental Energy Marketing, Inc.
                  ("Occidental")                                     37.3%
                  Hunt Oil Company ("Hunt")                          14.0%
                  Plains Marketing, L.P.                             11.0%

    P-8           Occidental                                         36.0%
                  Hunt                                               12.6%

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

     Regulation of the Environment -- Oil and gas operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of environmental, biological, cultural, and aesthetic resources. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may decrease the Partnerships' Net Profits. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Insurance Coverage

     Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. For example, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.



ITEM 1A.  RISK FACTORS

     The following factors, among others, could have a material adverse effect upon the Partnerships' business, financial condition, and results of operations.

     The following discussion of risk factors should be read in conjunction with the financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.


      Termination of Partnerships in 2007
      ------------------------------------

     The Partnerships will terminate on December 31, 2007. Upon termination, we will sell the Partnerships'properties. There is no assurance that the market for the Partnerships' properties will be favorable at that time. The market for oil and gas properties is highly dependent on current and anticipated future prices for oil and gas. These prices fluctuate due to a number of uncontrollable factors as described in the following paragraph. A decrease in oil and gas prices and/or anticipated future oil and gas prices would probably depress the market for oil and gas properties and result in lowered sales proceeds to the Partnerships.


      Oil and Natural Gas Prices Fluctuate Due to a Number of
      -------------------------------------------------------
      Uncontrollable Factors, and any Decline Will Adversely
      ------------------------------------------------------
      Affect the Partnerships' Financial Condition.
      ---------------------------------------------

     The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas as well as the sales of oil and gas properties pursuant to the liquidation plan described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

     Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices. These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

     Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1. Business-Competition and Marketing" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Furthermore, significant price declines will negatively affect the ultimate cash received upon the sale of oil and gas properties in liquidation of the Partnerships.


      Reserve Estimates Depend on Many Assumptions that may Turn
      ----------------------------------------------------------
      out to be Inaccurate.  Any Material Inaccuracies in the
      -------------------------------------------------------
      Partnerships' Reserve Estimates or Underlying Assumptions
      ---------------------------------------------------------
      Could Cause the Quantities and Net Present Value of Their
      ---------------------------------------------------------
      Reserves to be Overstated.
      --------------------------

     Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of condition could cause the quantities and net present value of the Partnerships' reserves to be overstated.

     To prepare estimates of economically recoverable oil and natural gas reserves and future net cash flows, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. Actual results most likely will vary from our estimates. Any significant variance could reduce the estimated quantities and present value of reserves shown in this Annual Report.

     You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this Annual Report. See "Item 2. Properties-Proved Reserves and Net Present Value".

     We have included in Note 7 to the financial statements included in this Annual Report unaudited balance sheets for the Partnerships which are prepared on a liquidation basis, rather than a going concern basis. While these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding future net cash flows until the properties are sold as well as the prices which may be received for the properties through the liquidation process. Actual current and future prices and costs as well as the prices buyers are willing to pay at the time the properties are sold may differ materially from the estimates used in the preparation of the unaudited liquidation basis balance sheets.

      Drilling Oil and Natural Gas Wells is a High-Risk Activity
      ----------------------------------------------------------
      and Subjects Us to a Variety of Factors That We Cannot
      ------------------------------------------------------
      Control.
      --------

     Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that the Affiliated Programs may not encounter commercially productive oil and natural gas reservoirs. While the Affiliated Programs do not expend a significant portion of their capital on drilling activities, to the extent they do drill wells this can be a significant indirect risk factor to the Partnerships. The Affiliated Programs may not recover all or any portion of their investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause their drilling activities to be unsuccessful and result in a total loss of investment. Further, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

      *     Unexpected drilling conditions;
      *     Title problems;
      *     restricted access to land for drilling or laying pipeline;
      *     Pressure or irregularities in formations;
      *     Equipment failure or accidents;
      *     Adverse weather conditions; and
      * Costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.


      The Marketability of the Partnerships' Production is
      ----------------------------------------------------
      Dependent upon Transportation and Processing Facilities Over
      ------------------------------------------------------------
      Which We Have No Control.
      -------------------------

     The marketability of the Partnerships' production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm their business. The Partnerships deliver oil and natural gas through gathering systems and pipelines that they do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons, or may not be available to us in the future.

      Reliance on Third Party Operators
      ---------------------------------

     A substantial portion of the Partnerships' properties are operated by third parties. The Partnerships have little, if any, control over the operational decisions and costs associated with these properties. In addition, the Partnerships are totally reliant on the third party operators' internal controls associated with the operators' accounting for revenues and expenses.


      No Market for Units
      -------------------

     The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for them. Secondary market activity for the Units has been limited and varies among the Partnerships. The General Partner's annual repurchase offer was terminated on March 9, 2007 in anticipation of the Partnerships' termination at December 31, 2007. Therefore, you may only sell your Units via (i) occasional "4.9% tender offers" which are made for the Units and (ii) transfers facilitated by secondary trading firms and matching services. To ensure that the proper parties receive their share of the Partnerships' liquidation proceeds, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007. See "Item 5. Market for Units, Related Limited Partner Matters, and Issuer Purchases of Units."


      The Partnerships Are Subject To Complex Federal, State And
      ----------------------------------------------------------
      Local Laws And Regulations That Could Adversely Affect Their
      ------------------------------------------------------------
      Business.
      ---------

     Extensive federal, state and local regulation of the oil and gas industry significantly affects the Partnerships' operations. In particular, they are subject to stringent environmental regulations. These regulations increase the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

      *     Discharge permits for drilling operations;
      *     Drilling bonds;
      *     Spacing of wells;

      *     Unitization and pooling of properties;
      *     Environmental protection;
      *     Reports concerning operations; and
      *     Taxation.

      Under these laws and regulations, the Partnerships could be liable for:

      *     Personal injuries;
      *     Property damage;
      *     Oil spills;
      *     Discharge of hazardous materials;
      *     Reclamation costs;
      *     Remediation and clean-up costs; and
      *     Other environmental damages.

     While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1. Business."


      Conflicts Of Interest
      ---------------------

     Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties in the normal course of business as well as in the liquidation process. See "Item 13. Certain Relationships and Related Transactions and Director Independence."


      Payments to the General Partner
      -------------------------------

     The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of the Partnerships' cash distributions. See "Item 11. Executive Compensation" and "Item 8. Financial Statements and Supplementary Data."

      Financial Capability of General Partner
      ---------------------------------------

     The General Partner has limited financial resources. Contingencies may arise which will require funding beyond its financial resources. Even if such financial resources are available, the General Partner is not required to lend money or to fund any financial obligations of the Partnerships.


      Liability and Indemnification of General Partner and Related
      ------------------------------------------------------------
      Parties
      -------

     Although the General Partner generally will be liable for the obligations of the Partnerships, the Partnership Agreements provide that the claims of third parties will be initially satisfied from Partnership assets. The Partnership Agreements also provide, subject to certain conditions, that the Partnerships will reimburse (i.e. "indemnify") the General Partner and its affiliates for certain costs, claims and expenses.



ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.



ITEM 2.     PROPERTIES

      Well Statistics

     The following table sets forth the number of productive wells as of December 31, 2006 in which the Partnerships had a Net Profits Interest which was carved from a working interest.

                                 Number of Wells(1)
                             -----------------------
               P/ship        Total      Oil      Gas
               ------        -----      ---      ---
                P-7          1,031      848      183
                P-8          1,176      867      309

-----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.

      Drilling Activities

     During the year ended December 31, 2006, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.


P-7 Partnership
---------------
                                           Revenue
   Well Name            County     St.     Interest     Type      Status
---------------         ------     ---     --------     ----   ---------
Robertson North
 Unit                   Gaines     TX       0.02234      Oil     Producing
 (155 new wells)



P-8 Partnership
---------------
                                           Revenue
   Well Name            County     St.     Interest     Type      Status
---------------         ------     ---     --------     ----     ---------
Robertson North
 Unit                   Gaines     TX       0.01377      Oil     Producing
 (155 new wells)


      Oil and Gas Production, Revenue, and Price History

     The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.







                  [Remainder of Page Intentionally Left Blank]

                              Net Production Data
                                P-7 Partnership
                                ---------------

                                           Year ended December 31,
                                 -------------------------------------------
                                    2006            2005(1)         2004(1)
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     25,429           31,135          31,850
      Gas (Mcf)                     291,340          311,545         382,030

   Oil and gas sales(2):
      Oil                        $1,575,615       $1,680,925      $1,251,061
      Gas                         1,647,889        2,061,681       1,760,059
                                  ---------        ---------       ---------
        Total                    $3,223,504       $3,742,606      $3,011,120
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil          $    61.96           $53.99          $39.28
      Per Mcf of gas                   5.66             6.62            4.61

------------
(1) These amounts have been restated to reflect the sale of the Plains Unit during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

(2) These amounts differ from the Net Profits included in the P-7 Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $886,588, $1,174,955, and $895,580, respectively, incurred by the Affiliated Programs.







                  [Remainder of Page Intentionally Left Blank]

                               Net Production Data
                                P-8 Partnership
                                ---------------

                                           Year ended December 31,
                                 -------------------------------------------
                                    2006            2005(1)         2004(1)
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     14,704           17,486          18,930
      Gas (Mcf)                     183,055          206,331         251,571

   Oil and gas sales(2):
      Oil                        $  909,075       $  944,859      $  741,487
      Gas                         1,107,021        1,401,757       1,173,759
                                  ---------        ---------       ---------
        Total                    $2,016,096       $2,346,616      $1,915,246
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $61.83           $54.04          $39.17
      Per Mcf of gas                   6.05             6.79            4.67

------------
(1) These amounts have been restated to reflect the sale of the Plains Unit during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

(2) These amounts differ from the Net Profits included in the P-8 Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $541,489, $723,192, and $528,808, respectively, incurred by the Affiliated Programs.


      Proved Reserves and Net Present Value

     The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2006 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). When preparing such reserves, the General Partner follows the SEC's definition regarding oil and gas reserves, which was first published in 1978. The General Partner books proved oil and gas reserves which geological and engineering data show with reasonable certainty to be recovered in the future from known reserves under existing economic and operating conditions. Probable reserves are not booked.

     The General Partner combines many methods of reserve estimation in order to obtain the most accurate forecast, including both volumetric and analogy methods. Many levels of review occur during this process. First, the engineers review their respective wells, then the operations manager and division vice presidents review the updated forecasts, and finally the executive vice president of engineering reviews approximately the top 85% (or more) wells by value. All engineers reviewing the data have completed their engineering degrees and/or are licensed petroleum engineers. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and (iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2006. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. While oil prices remained relatively constant as of December 31, 2006 and 2005 ($60.85 and $61.06 per barrel, respectively), gas prices were substantially lower as of December 31, 2006 ($5.64 per Mcf) than December 31, 2005 ($10.08 per Mcf). This decrease in gas prices caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2006 to be lower than such estimates and values at December 31, 2005. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2006. In fact, subsequent to December 31, 2006 gas prices increased significantly and then declined. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2006 will actually be realized for such production.

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

     The reserves table below reflects reserves as either discontinued operations or continuing operations. The discontinued operations reserves consist of all the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.


                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves
                           As of December 31, 2006(1)


                                       Oil and   Net Present Value
                              Gas      Liquids     (discounted at
                             (Mcf)      (Bbls)     10% per annum)
                           ---------   -------  -----------------
P-7 Partnership:
---------------
   Discontinued operations:   425,755   722,559      $9,600,893
   Continuing operations:   2,791,595   262,049       9,049,711


P-8 Partnership:
---------------
   Discontinued operations:   311,945   448,893      $6,110,332
   Continuing operations:   1,847,916   145,301       5,548,808

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

      Significant Properties

     As of December 31, 2006, affiliates of the Partnerships operated 23 (2%) and 26 (2%), respectively, of the P-7 and P-8 Partnerships' wells. The following table sets forth certain well and reserve information for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The table contains the following information for each such basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

     The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Permian Basin is located in west Texas and southeast New Mexico.


                   Significant Properties as of December 31, 2006
                   ----------------------------------------------

                            Wells
                         Operated by
                         Affiliates        Oil          Gas
                Total    ------------    Reserves     Reserves        Present
Basin           Wells    Number   %(1)    (Bbl)        (Mcf)           Value
-----------     -----    ------   ---   ---------     ---------     -----------

P-7 P/ship:
  Permian         913       8      1%    948,349      1,678,676     $15,457,717
  Anadarko         22      14     64%     21,135      1,442,251       2,742,326


P-8 P/ship:
  Permian       1,442       8      1%    574,390      1,156,516     $ 9,487,322
  Anadarko         31      17     55%     11,163        962,834       1,870,051

------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.


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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the Limited Partners of either Partnership during 2006.



                                    PART II.

ITEM 5. MARKET FOR UNITS, RELATED LIMITED PARTNER MATTERS, AND
        ISSUER PURCHASES OF UNITS

     As of March 1, 2007, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of           Number of
            Partnership         Units         Limited Partners
            -----------       ---------       ----------------

                P-7            188,702              920
                P-8            116,168              798

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

                            Repurchase Offer Prices
                            -----------------------
                      2005                         2006                2007
           --------------------------    --------------------------   -------
           1st    2nd     3rd    4th     1st    2nd     3rd    4th      1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.   Qtr.(1)
------     ----   ----    ----   ----    ----   ----    ----   ----   -------

 P-7       $32    $29     $63    $62     $57    $53     $66    $57      $54
 P-8        32     30      64     62      57     53      65     57       55
------------
(1)   Repurchase offer terminated March 9, 2007.

     In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

     As described in""Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships terminate on December 31, 2007. Due to such termination and the necessary liquidation process, the General Partner terminated the repurchase offer and right of presentment described above as of March 9, 2007. In addition, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007.


      Cash Distributions

     Cash distributions are primarily dependent upon a Partnership's cash receipts from its Net Profits Interests, the sale of oil and gas properties and cash requirements of the

Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the cash distribution process during liquidation of the Partnerships.

     The following is a summary of cash distributions paid to the Limited Partners during 2005 and 2006 and the first quarter of 2007:

                              Cash Distributions
                              ------------------

                                    2005
                 --------------------------------------------
                  1st          2nd         3rd         4th
   P/ship         Qtr.         Qtr.        Qtr.        Qtr.
   ------        -----        -----       -----      --------
    P-7          $1.94        $2.60       $3.03      $1.90
    P-8           2.20         2.60        3.20       2.13


                                    2006                            2007
                 --------------------------------------------    --------
                  1st          2nd         3rd         4th          1st
   P/ship         Qtr.         Qtr.        Qtr.        Qtr.         Qtr.
   ------        -----        -----       -----      --------     --------
    P-7          $4.70        $3.75       $4.40      $8.48(1)     $2.64
    P-8           4.86         4.09        4.61       7.83(1)      2.75(2)
------------
(1) Includes proceeds from the sale of the Plains Unit at The Oil and Gas Clearinghouse auction in Houston, Texas on October 11, 2006.

(2) Includes proceeds from the sale of the Partnership's interests in various oil and gas properties at The Oil and Gas Clearinghouse auction in Houston, Texas on December 13, 2006 and February 1, 2007.

ITEM 6.     SELECTED FINANCIAL DATA

     The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

     The selected financial data tables reflect income from both continuing operations and discontinued operations for the Partnerships. The discontinued operations income is the income for various oil and gas properties sold during 2006 and all of the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.









                  [Remainder of Page Intentionally Left Blank]

                                                 Selected Financial Data
                                                     P-7 Partnership
                                                     ---------------

                                       2006           2005(1)          2004(1)           2003(1)           2002(1)
                                   ------------    ------------     ------------       ------------     ------------
   Net Profits                      $2,336,916      $2,567,651       $2,115,540         $1,550,516       $1,300,139
   Income from:
     Continuing operations           1,767,551       2,167,561        1,770,304          1,590,058          900,055
     Discontinued operations         2,171,347       1,163,426          845,635            531,452          586,482

   Net Income:
      Limited Partners               3,509,191       2,972,473        2,358,687          2,003,873        1,401,864
      General Partner                  429,707         358,514          257,252            118,037           84,673
      Total                          3,938,898       3,330,987        2,615,939          2,121,910        1,486,537

   Limited Partners' Net
      Income per Unit                    18.59           15.75            12.50              10.62             7.42

   Limited Partners' Cash
      Distributions per Unit             21.33            9.47             8.49               8.64             4.65

   Total Assets                      5,707,605       6,265,936        4,885,661          4,239,795        3,657,798

   Partners' Capital (Deficit)
      Limited Partners               5,561,770       6,077,579        4,893,106          4,135,419        3,760,546
      General Partner              (    49,973)    (     8,941)     (    44,682)       (   103,881)     (   102,748)

   Number of Units
      Outstanding                      188,702         188,702          188,702            188,702          188,702
------------
(1)   These  amounts  have been  restated to reflect the sale of the Plains Unit during 2006 and assets held for sale as of
      December 31, 2006 as discontinued operations.  See Item 7 for more information about these discontinued operations.

                                                 Selected Financial Data
                                                     P-8 Partnership
                                                     ---------------

                                        2006             2005(1)          2004(1)          2003(1)          2002(1)
                                    ------------      ------------     ------------     ------------     ------------
   Net Profits                       $1,474,607        $1,623,424       $1,386,438       $1,111,657       $  917,055
   Income from:
     Continuing operations            1,136,254         1,369,585        1,174,466        1,415,718          666,352
     Discontinued operations          1,307,541           753,338          545,305          356,675          383,944

   Net Income:
      Limited Partners                2,179,516         1,895,309        1,536,003        1,668,506          991,477
      General Partner                   264,279           227,614          183,768          108,749           58,819
      Total                           2,443,795         2,122,923        1,719,771        1,777,255        1,050,296

   Limited Partners' Net
      Income per Unit                     18.77             16.32            13.22            14.36             8.53

   Limited Partners' Cash
      Distributions per Unit              21.39             10.13             9.24            12.55             5.54

   Total Assets                       3,562,571         3,856,867        2,991,015        2,631,433        2,278,951

   Partners' Capital (Deficit)
      Limited Partners                3,407,918         3,713,402        2,995,093        2,533,090        2,322,584
      General Partner               (    17,672)            9,941      (    13,891)     (    29,971)     (    43,633)

   Number of Units
      Outstanding                       116,168           116,168          116,168          116,168          116,168
------------
(1)   These amounts have been restated to reflect the sale of the Plains Unit during 2006 and assets held for sale as of
      December 31, 2006 as discontinued operations.  See Item 7 for more information about these discontinued operations.

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

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the accuracy of third party payments and billings, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


      Discontinued Operations

     In October 2006, the Partnerships sold their interests in the Plains Unit located in Yoakum County, Texas. This disposal was treated as discontinued
operations. The sales proceeds consisting of approximately $769,000 and $394,000, respectively, were included in the November 15, 2006 cash distributions paid by the P-7 and P-8 Partnerships. The sale of this producing property will impact the continuing future operations of the Partnerships. It is anticipated that the Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations as a result of these sales. The reader should refer to Note 6 to the financial statements included in Item 8 of this Annual Report for additional information regarding this matter.

      Partnership Terminations

     The Partnerships would have terminated on February 28, 2002 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension, thereby extending their termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i) the Partnerships will terminate on December 31, 2007 and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process required by the Partnership Agreements and state law.

     The General Partner has been selling selected oil and gas properties due to the generally favorable market for oil and gas properties. The last such sales are anticipated to be The Oil and Gas Asset Clearinghouse auctions in May through July of 2007. While these property sales were not related to the Partnerships' liquidation, all remaining property dispositions will be made as part of the liquidation and winding-up process.

     Liquidation and Winding-Up Process. The General Partner intends to commence liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with properties that have no or little value or are burdened with actual or potential liabilities. The General Partner intends to sell such property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

     Cash Distributions. The Partnerships will make routine cash distributions throughout the remainder of 2007. Proceeds from the sale of Partnership properties may be included in these normal cash distributions, or may be distributed to the partners by way of special cash distributions. The General Partner will analyze the level of cash held by the Partnerships throughout the liquidation process and will retain sufficient cash to cover all final expenses and liabilities of the Partnerships. After final settlement from the sale of all properties, satisfaction of Partnership expenses and liabilities, and calculation of any remaining assets and liabilities of the Partnerships, any net cash will be paid as a final liquidating distribution to all of the remaining partners in each Partnership. It is expected that the final distribution will be made no later than December 31, 2008.

     Repurchase Offer. In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner will not process transfers among third parties which are not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.

     Financial Statements. The financial statements described in "Item 8. Financial Statements and Supplementary Data" and indexed in Item 15 to this Annual Report are audited and presented on a going concern basis. However, the General Partner has included in Note 7 to such financial statements unaudited pro forma balance sheets which are presented on a liquidation basis.


      General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties and recently the sale of oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;

      *  Market expectations; and
      *  The effect of worldwide energy conservation.

     It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

     In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

      * Geophysical conditions which cause an acceleration of the decline in production;
      * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
      * Prior period volume adjustments (either positive or negative) made by operators of the properties;
      * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
      * Completion of enhanced recovery projects which increase production for the well.

Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005 and for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

                                P-7 Partnership
                                ---------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

     The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the financial statements indexed in Item 15 hereof for more information about these discontinued operations.

     Total Net Profits decreased $231,000 (9.0%) in 2006 as compared to 2005. Of this decrease (i) $308,000 and $134,000 were related to decreases in volumes of oil and gas sold and (ii) $280,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by increases of (i) $288,000 related to a decrease in production expenses and (ii) $203,000 related to an increase in the average price of oil sold.

     Volumes of oil and gas sold decreased 5,706 barrels and 20,205 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) a substantial decline in production during 2006 on one significant well following its 2005 recompletion. This well is not expected to return to its previously high levels of production. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during 2006. The decrease in volumes of gas sold was primarily due to normal declines in production.

     Average oil prices increased to $61.96 per barrel in 2006 from $53.99 per barrel in 2005. Average gas prices decreased to $5.66 per Mcf in 2006 from $6.62 per Mcf in 2005.

     The decrease in production expenses was primarily due to a decrease in workover expenses and production taxes associated with the decrease in oil and gas sales.

     Depletion of Net Profits Interests increased $165,000 (90.2%) in 2006 as compared to 2005. This increase was primarily due to (i) the abandonment of one significant well during 2006 following an unsuccessful recompletion attempt and
(ii) downward revisions in the estimates of remaining oil and gas reserves since December 31, 2005. These increases were partially offset by (i) the receipt of equipment credits on several fully depleted wells during 2006, (ii) the decreases in volumes of oil and gas sold, and (iii) several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 14.8% in 2006 from 7.1% in 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

     The Partnership recognized a non-cash charge against earnings of $23,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

     General and administrative expenses remained relatively constant for 2006 and 2005. As a percentage of Net Profits, these expenses increased to 10.2% in 2006 from 9.2% in 2005, primarily due to the decrease in Net Profits.

     As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

     Cumulative cash distributions to the Limited Partners through December 31, 2006 were $25,613,916 or 135.74% of Limited Partners' capital contributions.


                      Year Ended December 31, 2005 Compared
                         to Year Ended December 31, 2004
                      -------------------------------------

     The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the financial statements indexed in Item 15 hereof for more information about these discontinued operations.

     Total Net Profits increased $452,000 (21.4%) in 2005 as compared to 2004. Of this increase $458,000 and $626,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $28,000 and $325,000 related to decreases in volumes of oil and gas sold and (ii) $279,000 related to an increase in production expenses.

     Volumes of oil and gas sold decreased 715 barrels and 70,485 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well due to the successful recompletion of that well during early 2005 and (ii) the successful completion of a new well during early 2005. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during 2004 and (ii) normal declines in production.

     The increase in production expenses was primarily due to (i) an increase in workover expenses and (ii) an increase in production taxes associated with the increase in oil and gas sales.

     Average oil and gas prices increased to $53.99 per barrel and $6.62 per Mcf in 2005 from $39.28 per barrel and $4.61 per Mcf in 2004.

     Depletion of Net Profits Interests increased $60,000 (48.6%) in 2005 as compared to 2004. Of this increase (i) $29,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $18,000 was due to previously fully depleted wells, and (ii) $8,000 was due to accretion of these additional asset retirement obligations. This increase was also due to (i) an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of one significant well and (ii) an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of one developmental well. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 7.1% in 2005 from 5.8% in 2004, primarily due to the dollar increase in depletion of Net Profits Interests.

     General and administrative expenses increased $6,000 (2.8%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 9.2% in 2005 from 10.9% in 2004, primarily due to the increase in Net Profits.

     As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

                                 P-8 Partnership
                                 ---------------

                      Year Ended December 31, 2006 Compared
                         to Year Ended December 31, 2005
                      -------------------------------------

     The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the financial statements indexed in Item 15 hereof for more information about these discontinued operations.

     Total Net Profits decreased $149,000 (9.2%) in 2006 as compared to 2005. Of this decrease (i) $150,000 and $158,000 were related to decreases in volumes of oil and gas sold and (ii) $137,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by increases of (i) $182,000 related to a decrease in production expenses and (ii) $114,000 related to an increase in the average price of oil sold.

     Volumes of oil and gas sold decreased 2,782 barrels and 23,276 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) a substantial decline in production during 2006 on one significant well following its 2005 recompletion. This well is not expected to return to its previously high levels of production. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during 2006. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and
(ii) downward revisions in the estimates of remaining gas reserves on one significant well increasing the Partnership's overproduced in excess of estimated ultimate reserves position, thereby increasing its gas imbalance payable. These decreases were partially offset by (i) increases in production on two significant wells following their successful workovers during mid to late 2005 and (ii) a negative prior period volume adjustment made by the operator on another significant well during 2005.

     Average oil prices increased to $61.83 per barrel in 2006 from $54.04 per barrel in 2005. Average gas prices decreased to $6.05 per Mcf in 2006 from $6.79 per Mcf in 2005.

     The decrease in production expenses was primarily due to (i) a decrease in workover expenses, (ii) a $37,000 increase in lease operating expenses during 2005 resulting from an increase in the Partnership's gas balancing position on several wells, and (iii) a $27,000 decrease in lease operating expenses during 2006 resulting from a decrease in the Partnership's gas balancing position on several wells.

     Depletion of Net Profits Interests increased $82,000 (75.0%) in 2006 as compared to 2005. This increase was primarily due to (i) the abandonment of one significant well during 2006 following an unsuccessful recompletion attempt and
(ii) downward revisions in the estimates of remaining oil and gas reserves since December 31, 2005. These increases were partially offset by (i) the receipt of equipment credits on several fully depleted wells during 2006, (ii) the decreases in volumes of oil and gas sold, and (iii) several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 13.0% in 2006 from 6.8% in 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

     The Partnership recognized a non-cash charge against earnings of $13,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

     General and administrative expenses increased $2,000 (1.2%) in 2006 as compared to 2005. As a percentage of Net Profits, these expenses increased to 10.8% in 2006 from 9.7% in 2005, primarily due to the decrease in Net Profits.

     As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

     Cumulative cash distributions to the Limited Partners through December 31, 2006 were $16,925,583 or 145.70% of Limited Partners' capital contributions.


                      Year Ended December 31, 2005 Compared
                         to Year Ended December 31, 2004
                      -------------------------------------

     The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the financial statements indexed in Item 15 hereof for more information about these discontinued operations.

     Total Net Profits increased $237,000 (17.1%) in 2005 as compared to 2004. Of this increase, $260,000 and $439,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $57,000 and $211,000 related to decreases in volumes of oil and gas sold and (ii) $194,000 related to an increase in production expenses.

     Volumes of oil and gas sold decreased 1,444 barrels and 45,240 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well due to the successful recompletion of that well during early 2005 and (ii) the successful completion of a new well during early 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during 2004.

     The increase in production expenses was primarily due to (i) an increase in workover expenses, (ii) a $37,000 increase in lease operating expenses during 2005 resulting from an increase in the Partnership's gas balancing position on several wells, and (iii) an increase in production taxes associated with the increase in oil and gas sales.

     Average oil and gas prices increased to $54.04 per barrel and $6.79 per Mcf in 2005 from $39.17 per barrel and $4.67 per Mcf in 2004.

     Depletion of Net Profits Interests increased $43,000 (64.1%) in 2005 as compared to 2004. Of this increase (i) $20,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $11,000 was due to previously fully depleted wells, and (ii) $7,000 was due to accretion of these additional asset retirement obligations. This increase was also due to (i) two significant wells being fully depleted since 2005 due to their lack of remaining reserves and (ii) an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of another significant well. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 6.8% in 2005 from 4.8% in 2004, primarily due to the dollar increase in depletion of Net Profits Interests.

     General and administrative expenses increased $7,000 (4.6%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 9.7% in 2005 from 10.8% in 2004, primarily due to the increase in Net Profits.

     As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.


      Average Proceeds and Units of Production

     The following tables are comparisons of the annual barrels of oil equivalent (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales, less lease operating expenses and production taxes) received per barrel of oil equivalent attributable to the Partnerships' Net Profits Interest for the years ended December 31, 2006, 2005, and 2004.

                             2006 Compared to 2005
                             ---------------------

                       Barrel of Oil                Average Proceeds per
                        Equivalent                Barrel of Oil Equivalent
              -----------------------------     ----------------------------
P/ship         2006     2005(1)    % Change      2006     2005(1)   % Change
------        -------   -------    --------     ------    -------   -------

 P-7          73,986     83,059      (11%)      $31.59     $30.91       2%
 P-8          45,213     51,875      (13%)       32.61      31.29       4%
------------
     (1) These amounts have been restated to reflect the sale of the Plains Unit during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Note 6 to the financial statements indexed in Item 15 hereof for more information about these discontinued operations.


                              2005 Compared to 2004
                              ---------------------

                      Barrel of Oil                Average Proceeds per
                       Equivalent                 Barrel of Oil Equivalent
              -----------------------------     ----------------------------
P/ship         2005(1)   2004(1)   % Change     2005(1)    2004(1)  % Change
------        -------   -------    --------     ------     ------   --------

 P-7           83,059    95,522      (13%)      $30.91     $22.15      40%
 P-8           51,875    60,859      (15%)       31.29      22.78      37%
------------
(1) These amounts have been restated to reflect the sale of the Plains Unit during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Note 6 to the financial statements indexed in
     Item 15 hereof for more information about these discontinued operations.

      Liquidity and Capital Resources

     See discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.

     Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are generally not reinvested in productive assets. Assuming 2006 production levels for future years, the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 2006 would have the following remaining lives:

                  Discontinued Operations     Continuing Operations
                  -----------------------     ---------------------
   Partnership     Gas-Years   Oil-Years      Gas-Years   Oil-Years
   -----------     ---------   ---------      ---------   ---------

      P-7            20.8         19.1            9.6       10.3
      P-8            16.1         19.1           10.1        9.9

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease from the oil and gas prices at December 31, 2006 may cause an increase or decrease in the estimated life of said reserves. As discussed above, the Partnerships will terminate on December 31, 2007.

     The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

     Expenditures by the Affiliated Programs for new wells, well recompletions, or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2006, 2005, and 2004, capital expenditures affecting the P-7 Partnership's Net Profits Interests totaled approximately $776,000, $1,065,000, and $687,000, respectively. During 2006, 2005, and 2004, capital expenditures affecting the P-8 Partnership's Net Profits Interests totaled approximately $466,000, $618,000, and $420,000, respectively. The 2006, 2005, and 2004 capital expenditures for the P-7 and P-8 Partnerships were indirectly incurred primarily as a result of drilling activities associated with several large unitized properties. Additional costs were indirectly incurred during 2006 for the P-7 and P-8 Partnerships as a result of recompletion activities on the Fed. 11-20S-34E #2 well located in Lea County, New Mexico. During 2005, costs were indirectly incurred for the P-7 and P-8 Partnerships as a result of (i) recompletion activities on the

Fed. 11-20S-34E #3 well located in Lea County, New Mexico and (ii) the drilling of the Alison #3 well located in Martin County, Texas.

     The Partnerships sold certain Net Profits Interests during 2006. No such sales occurred during 2005 and 2004. The sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. During 2006, such proceeds to the P-7 Partnership were $769,253, while such proceeds to the P-8 Partnership were $394,044.

     There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not generally replacing production.

     If the Partnerships were to continue past December 31, 2007 the General Partner would expect the Partnerships' general and administrative expenses to increase due to costs required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase would reduce cash available for distributions. Due to the Partnerships' termination on December 31, 2007, these expenses will not occur; however, the Partnerships will incur increased expenses as part of their liquidation (e.g. auction fees, legal and title expenses associated with property sales, etc.).


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.


      Tabular Disclosure of Contractual Obligations

     The Partnerships do not have any contractual obligations of the type required to be disclosed under this heading.


                                       40-

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

     The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas well. If the unamortized costs of a Net Profits Interest exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter totaled approximately $23,000 and $13,000 for the P-7 and P-8 Partnerships, respectively. Once incurred, an impairment of oil and natural gas properties is not reversible.

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

     Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.

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


      New Accounting Pronouncements

     In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition and cash flows.

      Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating and drilling costs incurred by the Partnerships. This pressure is expected to continue to the extent commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties-Oil and Gas Production, Revenue, and Price History."



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of oil and gas and from the sale of the Partnerships' oil and gas properties in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the partners. The following table presents the estimated change in value presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the unaudited pro-forma balance sheets at December 31, 2006 presented in Note 7 to the financial statements indexed in Item 15 hereof.

                        General        Limited
      Partnership       Partner        Partners        Total
      -----------      ---------      ----------    ----------

          P-7          $253,000       $2,275,000    $2,528,000
          P-8           158,000        1,418,000     1,576,000



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are indexed in Item 15 hereof. Such financial statements and supplementary data are audited and presented on a going concern basis. Since termination of the Partnerships is now imminent, the General Partner has prepared unaudited pro forma balance sheets which are presented on a liquidation basis. These unaudited liquidation basis balance sheets are included in Note 7 to the financial statements indexed in
Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



ITEM 9A.    CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms. This evaluation did not result in any changes in the Partnerships' internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Partnerships' internal control over financial reporting.



ITEM 9B.    OTHER INFORMATION

     The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2006 but which was not so reported.



                                   PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE GENERAL PARTNER,
            AND CORPORATE GOVERNANCE

     The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

           Name               Age      Position with Geodyne
      ----------------        ---      -----------------------
      Dennis R. Neill          55      President and Director

      Judy K. Fox              56      Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

     To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2006 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

     The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.

      Compensation Committee Interlocks and Insider Participation

     As described above and in "Item 11. Executive Compensation" below, the Partnerships have no directors or executive officers. The General Partner is compensated by way of reimbursement of actual general and administrative and operating costs incurred and attributable to the Partnerships. Such reimbursements are governed by the terms of the Partnerships' partnership agreements. No directors or executive officers of the General Partner receive compensation directly from the Partnerships. Accordingly, the Partnerships do not maintain a compensation committee.


      Compensation Committee Report

     As described above, the Partnerships do not have a compensation committee or any board performing equivalent functions. The board of directors of the General Partner has not reviewed and discussed the Compensation Discussion and Analysis with management of the General Partner and does not believe that such Compensation Discussion and Analysis should be included in this Annual Report. The board of directors of the General Partner consists of Mr. Dennis R. Neill.


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


ITEM 11.    EXECUTIVE COMPENSATION

     The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the

     General Partner and its affiliates and charged to each Partnership during 2006, 2005, and 2004, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2006           2005           2004
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280


     None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2006, 2005, and 2004:


                                                  Salary Reimbursements
                                                     P-7 Partnership
                                                     ---------------
                                              Three Years Ended December 31, 2006

                                                                            Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                  Awards              Payouts
                                 -----------------------------      -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year        ($)       ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     --------   -------     -------     ----------     --------     -------     -------

Dennis R. Neill,
President(1)(2)         2004        -          -           -             -            -           -            -
                        2005        -          -           -             -            -           -            -
                        2006        -          -           -             -            -           -            -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2004     $115,517      -           -             -            -           -            -
                        2005     $118,538      -           -             -            -           -            -
                        2006     $121,753      -           -             -            -           -            -

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


                                                  Salary Reimbursements
                                                     P-8 Partnership
                                                     ---------------
                                             Three Years Ended December 31, 2006

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                 Awards               Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)         2004        -          -           -            -              -           -           -
                        2005        -          -           -            -              -           -           -
                        2006        -          -           -            -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2004     $71,112       -           -            -              -           -           -
                        2005     $72,972       -           -            -              -           -           -
                        2006     $74,951       -           -            -              -           -           -

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

     Affiliates of the Partnerships serve as operator of some of the wells in which the Partnerships own a Net Profits Interest. The owners of the working interests in these wells contract with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation which burdened the Partnerships' Net Profits Interests during the year ended December 31, 2006 is approximately $49,000 and $28,000, respectively, for the P-7 and P-8 Partnerships.

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information as to the beneficial ownership of the Units as of the date of filing this Annual Report by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
             Beneficial Owner                           of Outstanding)
------------------------------------------             ----------------

P-7 Partnership:
---------------

   Samson Resources Company                             47,498 (25.2%)

   ATL, Inc.
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087                               54,396 (28.8%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                       47,498 (25.2%)

P-8 Partnership:
---------------

   Samson Resources Company                             39,355 (33.9%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                       39,355 (33.9%)

     On August 1, 2006 ATL, Inc. conveyed 500 of its Units of the P-7 Partnership (0.2%). As of the date of this Annual Report, the General Partner has received no Report under Section 16 of the Securities and Exchange Act of 1934 (the "Act") from ATL, Inc. regarding these conveyances. The General Partner believes that ATL, Inc.'s transactions were not timely reported under Section 16 of the Act. To the best knowledge of the Partnerships and the General Partner, there were no other officers, directors, or ten percent owners who were delinquent filers of reports required under Section 26 of the Act.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE

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

     Affiliates of the Partnerships serve as operator of some of the wells in which the Partnerships own a Net Profits Interest. The owners of the working interests in these wells contract with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation which burdened the Partnerships' Net Profits Interests during the year ended December 31, 2006 is approximately $49,000 and $28,000, respectively, for the P-7 and P-8 Partnerships.

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

     The Partnerships will terminate as of December 31, 2007. As part of the liquidation and winding-up process the General Partner will liquidate the Partnerships' properties by offering them to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with properties that have no or low value or are burdened with actual or potential liabilities. The General Partner intends to sell all such property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2006 and 2005, each Partnership paid the following audit fees:

                                                  2006             2005
                                                 -------          -------

      Year-end audit per engagement letter      $26,418           $23,716
      1st quarter 10-Q review                     1,020               925
      2nd quarter 10-Q review                     1,020               917
      3rd quarter 10-Q review                     1,020               917
      8-K reviews                                 4,525                -

      Audit-Related Fees

     During 2006 and 2005 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

     During 2006 and 2005 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

     During 2006 and 2005 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Audit Approval

     The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees Paid by Affiliates

     The Partnerships' independent registered public accountants received compensation from other related partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the independent registered public accountants' independence.

                                    PART IV.


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements, Financial Statement Schedules, and Exhibits:

     (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm
            Balance Sheets
            Statements of Operations
            Statements of Changes in Partners'
              Capital (Deficit)
            Statements of Cash Flows
            Notes to Financial Statements

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

Exh.
No.    Exhibit
----   -------

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

4.9 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.9 to Annual Report on Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

4.10 Seventh Amendment to Agreement of Limited Partnership dated October 27, 2005 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on March 29, 2006, as Exhibit 4.10 to Annual Report on Form 10-K for period ended December 31, 2005, and is hereby incorporated by reference.

4.11 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.12 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.13 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as
     Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.14 Second  Amendment to  Certificate  of Limited  Partnership  dated August 4,
     1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.15 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.16 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.14 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.17 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.15 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.


4.18 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension

      Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.16 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

4.19 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.17 to Annual Report on Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

4.20 Seventh Amendment to Agreement of Limited Partnership dated October 27, 2005 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8 filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2005, and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/Pension
      Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/Pension
      Energy Income Limited Partnership P-8.

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

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    April 16, 2007


                              By:   //s// Dennis R. Neill
                                    ------------------------------
                                       Dennis R. Neill
                                       President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



By:    //s//Dennis R. Neill     President and            April 16, 2007
       --------------------     Director (Principal
          Dennis R. Neill       Executive Officer)


       //s//Craig D. Loseke     Chief Accounting         April 16, 2007
       --------------------     Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

       //s//Judy K. Fox         Secretary                April 16, 2007
       --------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.




PricewaterhouseCoopers LLP






Tulsa, Oklahoma
April 16, 2007

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                                 Balance Sheets
                           December 31, 2006 and 2005

                                     ASSETS
                                     ------

                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  934,103        $1,438,955
   Assets held for sale (Note 6)               3,060,721              -
                                               ---------         ---------

         Total current assets                 $3,994,824        $1,438,955

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,712,781         4,826,981
                                               ---------         ---------

                                              $5,707,605        $6,265,936
                                               =========         =========


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $  195,808        $  197,298
                                               ---------         ---------
         Total current liabilities            $  195,808        $  197,298

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   49,973)      ($    8,941)
   Limited Partners, issued and
      outstanding 188,702 Units                5,561,770         6,077,579
                                               ---------         ---------

      Total Partners' capital                 $5,511,797        $6,068,638
                                               ---------         ---------

                                              $5,707,605        $6,265,936
                                               =========         =========

                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                            Statements of Operations
              For the Years Ended December 31, 2006, 2005, and 2004


                                       2006          2005           2004
                                    ----------     ----------     ---------
REVENUES:
   Net Profits                      $2,336,916    $2,567,651     $2,115,540
   Interest income                      38,215        18,594          7,354
                                     ---------     ---------      ---------

                                    $2,375,131    $2,586,245     $2,122,894

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests             $  347,011    $  182,427       $122,792
   Impairment provisions                22,637          -             -
   General and administrative          237,932       236,257        229,798
                                      ---------     ---------     ---------

                                    $  607,580    $  418,684     $  352,590
                                     ---------     ---------      ---------

INCOME FROM CONTINUING
OPERATIONS                          $1,767,551    $2,167,561     $1,770,304

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)            1,480,238     1,163,426        845,635
   Gain on disposal of
      discontinued operations
      (Note 6)                         691,109          -            -
                                     ---------     ---------      ---------
                                    $3,938,898    $3,330,987     $2,615,939
                                     =========     =========      =========
GENERAL PARTNER:
   Net income from continuing
      operations                    $  206,202    $  231,315     $  170,923
   Net income from discontinued
      operations                       223,505       127,199         86,329
                                     ---------     ---------      ---------
   NET INCOME                       $  429,707    $  358,514     $  257,252
                                     =========     =========      =========

LIMITED PARTNERS:
   Net income from continuing
      operations                      $1,561,349    $1,936,246   $1,599,381
   Net income from
      operations                       1,947,842     1,036,227      759,306
                                       ---------     ---------    ---------
   NET INCOME                         $3,509,191    $2,972,473   $2,358,687
                                       =========     =========    =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT              $     8.27    $    10.26    $     8.48
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                   10.32          5.49          4.02
                                     ---------     ---------     ---------
NET INCOME PER UNIT                 $    18.59    $    15.75    $    12.50
                                     =========     =========     =========

UNITS OUTSTANDING                      188,702       188,702       188,702
                                     =========     =========     =========

                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2006, 2005, and 2004


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------     ------------

Balance, Dec. 31, 2003          $4,135,419      ($103,881)      $4,031,538
   Net income                    2,358,687        257,252        2,615,939
   Cash distributions          ( 1,601,000)     ( 198,053)     ( 1,799,053)
                                 ---------        -------        ---------

Balance, Dec. 31, 2004          $4,893,106      ($ 44,682)      $4,848,424
   Net income                    2,972,473        358,514        3,330,987
   Cash distributions          ( 1,788,000)     ( 322,773)     ( 2,110,773)
                                 ---------        -------        ---------

Balance, Dec. 31, 2005          $6,077,579      ($  8,941)      $6,068,638
   Net income                    3,509,191        429,707        3,938,898
   Cash distributions          ( 4,025,000)     ( 470,739)     ( 4,495,739)
                                 ---------        -------        ---------

Balance, Dec. 31, 2006          $5,561,770      ($ 49,973)      $5,511,797
                                 =========        =======        =========
























                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                            Statements of Cash Flows
              For the Years Ended December 31, 2006, 2005, and 2004

                                       2006           2005          2004
                                   ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $3,938,898     $3,330,987    $2,615,939
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depletion of Net
         Profits Interests             417,792        303,051       235,103
      Impairment provision              22,637           -             -
      Gain on sale of
         Net Profits Interests            -              -             -
      Gain on disposal of
         discontinued operations
         (Note 6)                  (   691,109)          -             -
      Settlement of asset
        retirement obligation      (     6,687)          -             -
      Net change in accounts
         receivable / accounts
         payable - Net Profits         333,413    (   178,611)  (   315,881)
                                     ---------      ---------     ---------
   Net cash provided by
      operating activities          $4,014,944     $3,455,427    $2,535,161
                                     ---------      ---------     ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  793,310)   ($1,064,333)  ($  551,227)
   Proceeds from disposal of
      discontinued operations
      (Note 6)                         769,253           -            -
                                     ---------      ---------     ---------
   Net cash used by
      investing activities         ($   24,057)   ($1,064,333)  ($  551,227)
                                     ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($4,495,739)   ($2,110,773)   ($1,799,053)
                                     ---------      ---------      ---------
   Net cash used by
      financing activities         ($4,495,739)   ($2,110,773)   ($1,799,053)
                                     ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  504,852)    $  280,321   $  184,881

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD               1,438,955      1,158,634      973,753
                                     ---------      ---------    ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                    $  934,103     $1,438,955   $1,158,634
                                     =========      =========    =========

                     The accompanying notes are an integral
                       part of these financial statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.





PricewaterhouseCoopers LLP







Tulsa, Oklahoma
April 16, 2007

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                                 Balance Sheets
                           December 31, 2006 and 2005

                                     ASSETS
                                     ------
                                                 2006              2005
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  621,916        $  925,925
   Assets held for sale (Note 6)               1,915,943              -
                                               ---------         ---------

         Total current assets                 $2,537,859        $  925,925

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,024,712         2,930,942
                                               ---------         ---------

                                              $3,562,571        $3,856,867
                                               =========         =========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $  172,325        $  133,524
                                               ---------         ---------

         Total current liabilities            $  172,325        $  133,524

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   17,672)       $    9,941
   Limited Partners, issued and
      outstanding 116,168 Units                3,407,918         3,713,402
                                               ---------         ---------

      Total Partners' capital                 $3,390,246        $3,723,343
                                               ---------         ---------
                                              $3,562,571        $3,856,867
                                               =========         =========


                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                            Statements of Operations
              For the Years Ended December 31, 2006, 2005, and 2004


                                      2006           2005           2004
                                   ----------     ----------    ----------

REVENUES:
   Net Profits                     $1,474,607    $1,623,424     $1,386,438
   Interest income                     24,931        12,121          4,735
   Gain on sale of Net
      Profits Interests                  -              434          -
                                    ---------     ---------      ---------

                                   $1,499,538    $1,635,979     $1,391,173

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $  191,947    $  109,668     $   66,820
   Impairment provision                12,796          -              -
   General and administrative         158,541       156,726        149,887
                                    ---------     ---------      ---------
                                   $  363,284    $  266,394     $  216,707
                                    ---------     ---------      ---------

INCOME FROM CONTINUING
OPERATIONS                         $1,136,254    $1,369,585     $1,174,466

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)             953,488       753,338        545,305
   Gain on disposal of
      discontinued operations
      (Note 6)                        354,053          -              -
                                    ---------     ---------      ---------
   NET INCOME                      $2,443,795    $2,122,923     $1,719,771
                                    =========     =========      =========

GENERAL PARTNER:
   Net income from continuing
      operations                   $  129,559    $  145,617     $  122,987
   Net income from discontinued
      operations                      134,720        81,997         60,781
                                    ---------     ---------      ---------
   NET INCOME                      $  264,279    $  227,614     $  183,768
                                    =========     =========      =========

LIMITED PARTNERS:
   Net income from continuing
      operations                  $1,006,695     $1,223,968     $1,051,479
   Net income from
      discontinued operations      1,172,821        671,341        484,524
                                   ---------      ---------      ---------
   NET INCOME                     $2,179,516     $1,895,309     $1,536,003
                                   =========      =========      =========
NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT            $     8.67     $    10.54     $     9.05
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                 10.10           5.78           4.17
                                   ---------      ---------      ---------
NET INCOME PER UNIT               $    18.77     $    16.32     $    13.22
                                   =========      =========      =========

UNITS OUTSTANDING                    116,168        116,168        116,168
                                   =========      =========      =========


                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2006, 2005, and 2004


                                Limited          General
                                Partners         Partner           Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2003         $2,533,090       ($ 29,971)      $2,503,119
   Net income                   1,536,003         183,768        1,719,771
   Cash distributions         ( 1,074,000)      ( 167,688)     ( 1,241,688)
                                ---------         -------        ---------

Balance, Dec. 31, 2004         $2,995,093       ($ 13,891)      $2,981,202
   Net income                   1,895,309         227,614        2,122,923
   Cash distributions         ( 1,177,000)      ( 203,782)     ( 1,380,782)
                                ---------         -------        ---------

Balance, Dec. 31, 2005         $3,713,402        $  9,941       $3,723,343
   Net income                   2,179,516         264,279        2,443,795
   Cash distributions         ( 2,485,000)      ( 291,892)     ( 2,776,892)
                                ---------         -------        ---------

Balance, Dec. 31, 2006         $3,407,918       ($ 17,672)      $3,390,246
                                =========         =======        =========



















                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                            Statements of Cash Flows
              For the Years Ended December 31, 2006, 2005, and 2004

                                        2006           2005          2004
                                    ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,443,795     $2,122,923    $1,719,771
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depletion of Net
         Profits Interests              236,012        183,707       136,275
      Impairment provision               12,796           -             -
      Gain on sale of Net
         Profits Interests                 -       (       434)         -
      Gain on disposal of
         discontinued operations
         (Note 6)                   (   354,053)          -             -
      Settlement of asset
         retirement obligation      (     3,449)          -             -
      Net change in accounts
         receivable / accounts
         payable - Net Profits          215,040    (   124,650)  (   206,993)
                                      ---------      ---------     ---------
   Net cash provided by
      operating activities           $2,550,141     $2,181,546    $1,649,053
                                      ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  471,302)   ($  620,162)  ($  337,245)
   Proceeds from disposal of
      discontinued operations
      (Note 6)                          394,044           -             -
                                      ---------      ---------     ---------
   Net cash used by
      investing activities          ($   77,258)   ($  620,162)  ($  337,245)
                                      ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,776,892)   ($1,380,782)  ($1,241,688)
                                      ---------      ---------     ---------
   Net cash used by
      financing activities          ($2,776,892)   ($1,380,782)  ($1,241,688)
                                      ---------      ---------     ---------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS       ($  304,009)    $  180,602    $   70,120

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                  925,925        745,323       675,203
                                      ---------      ---------     ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                     $  621,916     $  925,925    $  745,323
                                      =========      =========     =========

                     The accompanying notes are an integral
                       part of these financial statements

                          GEODYNE INSTITUTIONAL/PENSION
                  ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                        Notes to the Financial Statements
              For the Years Ended December 31, 2006, 2005, and 2004


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

      Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs as owners of the working interests in the producing properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net
Profits Interests." The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the Affiliated Programs to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the net profits payable to the Partnerships. For financial reporting purposes, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.

      The P-7 and P-8 Partnerships were activated February 28, 1992 with Limited Partner capital contributions of $18,870,200 and $11,616,800, respectively. The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership

Agreement").  However,  the  General  Partner  may  extend  the  term  of each
Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third extension thereby extending their termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. See Note 7 for more information regarding the Partnership terminations. These audited financial statements are presented on a going concern basis.

      An affiliate of the General Partner owned 46,340 (24.6%) and 38,935 (33.5%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 2006.

      The Partnerships' sole business is owning Net Profits Interests in oil and gas properties. Substantially all of the gas production attributable to the Partnerships' Net Profits Interests is being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Basis of Presentation

      These financial statements are presented on a going concern basis.


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

      The P-7 and P-8 Partnerships achieved payout during the second quarter of 2004 and the fourth quarter of 2003, respectively. After payout, operations and revenues for the Partnerships are allocated using the 10%/90% after payout percentages set forth in Footnote 2 to the table above.

      Cash and Cash Equivalents

      The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


      Credit Risk

      Accrued oil and gas sales, which are included in the Partnerships' accounts receivable (accounts payable) - Net Profits, are due from a variety of oil and gas purchasers and, therefore, indirectly subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in
Note 3 - Major Customers.


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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2006, 2005, and 2004 were as follows:

            Partnership         2006      2005(1)     2004(1)
            -----------         -----     -------     -------

                P-7             $4.69     $2.20       $1.29
                P-8              4.25      2.10        1.10

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Note 6 for more information about these discontinued operations.

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas well. If the unamortized costs, net of salvage value, of a Net Profits Interest exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter totaled approximately $23,000 and $13,000 for the P-7 and P-8 Partnerships, respectively. Once incurred, an impairment of oil and natural gas properties is not reversible.


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

      Also included in accounts receivable (accounts payable)- Net Profits are the estimated asset retirement obligations (see "Asset Retirement Obligation") and the amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.

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


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accounts receivable (accounts payable) - Net Profits includes accrued liabilities, accrued lease operating expenses, asset retirement obligations, and deferred lease operating expenses related to gas balancing which involve estimates that could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


      Asset Retirement Obligation

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned. The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time related discount factor.

      The components of the change in asset retirement obligations for the years ended December 31, 2006 and 2005 are as shown below.


                                 P-7 Partnership
                                 ---------------

                                             2006              2005
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $664,885          $326,907
Additions                                      -                5,199
Revisions                                    59,043           300,460
Settlements and disposals                 (  35,146)             -
Accretion expense                            36,730            32,319
Discontinued operations                   ( 385,728)             -
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $339,784          $664,885
                                            =======           =======



                                 P-8 Partnership
                                 ---------------

                                             2006              2005
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $490,496          $239,986
Additions                                       416             3,293
Revisions                                    36,382           223,609
Settlements and disposals                 (  18,013)        (     434)
Accretion expense                            27,000            24,042
Discontinued operations                   ( 240,466)             -
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $295,815          $490,496
                                            =======           =======

      New Accounting Pronouncement

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition and cash flows.


      Discontinued Operations

      As further discussed in Note 6, the Partnerships sold their interests in the Plains Unit to independent third parties at The Oil and Gas
Clearinghouse auction in Houston, Texas on October 11, 2006. Additional properties will be sold at auctions in 2007. The properties sold in the October auction and those scheduled to be sold in 2007 auctions represent a disposal of a component under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (FAS
144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense.


      Reclassification

      Certain prior year balances have been reclassified to conform with current year presentation.



2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2006, 2005, and 2004:

            Partnership         2006           2005           2004
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280

      Affiliates of the Partnerships serve as operator of some of the wells in which the Partnerships own a Net Profits Interest. The owners of the working interests in these wells contract with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation which burdened the Partnerships' Net Profits Interests during the year ended December 31, 2006 is approximately $49,000 and $28,000, respectively, for the P-7 and P-8 Partnerships.



3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to each of the Partnership's Net Profits Interests during the years ended December 31, 2006, 2005, and 2004:

   Partnership              Purchaser                      Percentage
   -----------       ----------------------          ------------------------
                                                     2006     2005      2004
                                                     -----    -----     -----
       P-7           Occidental Energy
                      Marketing, Inc.
                      ("Occidental")                 37.3%    35.6%     24.0%
                     Hunt Oil Company ("Hunt")       14.0%    15.6%     18.3%
                     Plains Marketing, L.P.          11.0%    11.4%       -
                     ExxonMobil Oil
                      Corporation ("Exxon")            -        -       11.3%


       P-8           Occidental                      36.0%    34.5%     22.8%
                     Hunt                            12.6%    14.1%     16.2%
                     Exxon                             -        -       11.5%

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


      Capitalized Costs

      Capitalized costs and accumulated depletion and valuation allowance at December 31, 2006 and 2005 were as follows:


                                P-7 Partnership
                                ---------------

                                                2006              2005
                                            ------------      -------------

Net Profits Interests in proved
   oil and gas properties                    $9,678,830        $17,469,825

Accumulated depletion and
   valuation allowance                      ( 7,966,049)      ( 12,642,844)
                                              ---------         ----------
   Net Profits Interests, net                $1,712,781        $ 4,826,981
                                              =========         ==========



                                P-8 Partnership
                                ---------------

                                                2006              2005
                                            ------------      -------------

Net Profits Interests in proved
   oil and gas properties                    $6,069,635        $10,460,819

Accumulated depletion and
   valuation allowance                      ( 5,044,923)      (  7,529,877)
                                              ----------        ----------

   Net Profits Interests, net                $1,024,712        $ 2,930,942
                                              =========         ==========

      Costs Incurred

      The following table sets forth the development costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2006, 2005, and 2004. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration costs were incurred during the same periods.

   Partnership                       2006            2005(1)        2004
   ------------                    --------        ----------     --------

         P-7                       $775,680        $1,065,027     $686,894
         P-8                        466,032           618,012      420,275

   ------------
   (1) Excludes the estimated asset retirement costs for the P-7 and P-8 Partnerships of approximately $300,000 and $224,000, respectively, recorded as a revision in FAS No. 143 during 2005 due to an increase in both the labor and rig costs associated with plugging wells.


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following table summarizes changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and (iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

      The Partnerships experienced downward revisions in gas reserves at December 31, 2006 as compared to December 31, 2005 due to the decrease in the gas prices used to estimate reserves.

      Following is a description of the oil and gas property for which revisions in the continuing operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the Partnerships:

            The P-7 Partnership's estimated proved oil and gas reserves decreased approximately 204,000 barrels and 2,240,000 Mcf, respectively, and the P-8 Partnership's estimated proved oil and gas reserves decreased 117,000 barrels and 1,286,000 Mcf, respectively, in the Pecos Valley Unit due to a revised forecast in reserves based on actual production experience and a steeper decline rate resulting in a shorter reserve life.

      Following is a description of those oil and gas properties for which revisions in the discontinued operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the
Partnerships:

            The P-7 Partnership's  estimated proved oil and gas reserves decreased approximately 162,000 barrels and 88,000 Mcf, respectively, and the P-8 Partnership's estimated proved oil and gas reserves decreased 100,000 barrels and 54,000 Mcf, respectively, in the North Riley Unit due to a revised forecast in reserves based on actual production experience and a steeper decline rate resulting in a shorter reserve life.

            In addition, the P-7 Partnership's estimated proved oil and gas reserves decreased approximately 113,000 barrels and 88,000 Mcf, respectively, and the P-8 Partnership's estimated proved oil and gas reserves decreased 77,000 barrels and 47,000 Mcf, respectively, in the North Robertson Unit due to a revised forecast in reserves based on actual production experience and a steeper decline rate resulting in a shorter reserve life.



                               P-7 Partnership
                               ---------------

                                           Discontinued Operations         Continuing Operations
                                          -------------------------        ----------------------
                                             Crude           Natural         Crude        Natural
                                              Oil              Gas            Oil           Gas
                                           (Barrels)          (Mcf)        (Barrels)       (Mcf)
                                          -----------      -----------     ----------  ----------
Proved reserves, Dec. 31, 2003               556,084         334,906        524,628     4,205,952
Production                                (   42,543)       ( 23,070)      ( 31,850)   (  382,030)
Extensions and discoveries                   224,176         121,837          1,504       193,448
Revisions of previous estimates               69,838          54,256        218,302       974,780
                                           ---------         -------        -------     ---------

Proved reserves, Dec. 31, 2004               807,555         487,929        712,584     4,992,150
Production                                (   40,782)       ( 22,519)      ( 31,135)   (  311,545)
Extensions and discoveries                   309,955         186,146          6,599        93,378
Revisions of previous estimates           (   10,682)            971       (118,606)      457,025
                                           ---------         -------        -------     ---------

Proved reserves, Dec. 31, 2005             1,066,046         652,527        569,442     5,231,008
Production                                (   37,914)       ( 20,469)      ( 25,429)   (  291,340)
Sale of minerals in place                 (   28,364)       (  8,590)          -             -
Extensions and discoveries                      -               -              -           21,649
Revisions of previous estimates           (  277,209)       (197,713)      (281,964)   (2,169,722)
                                           ---------         -------        -------     ---------

Proved reserves, Dec. 31, 2006               722,559         425,755        262,049     2,791,595
                                            =========        =======        =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 2004                          807,555        487,929        712,584     4,992,150
                                            =========        =======        =======     =========
   December 31, 2005                        1,066,046        652,527        569,442     5,231,008
                                            =========        =======        =======     =========
   December 31, 2006                          722,559        425,755        262,049     2,791,595
                                            =========        =======        =======     =========


                                                 P-8 Partnership
                                                 ---------------


                                           Discontinued Operations         Continuing Operations
                                          -------------------------        ----------------------
                                             Crude          Natural          Crude        Natural
                                              Oil             Gas             Oil           Gas
                                           (Barrels)         (Mcf)         (Barrels)       (Mcf)
                                          -----------      ----------      ---------   ----------

Proved reserves, Dec. 31, 2003               343,676         263,305        291,683     2,653,672
Production                                (   26,409)      (  18,965)      ( 18,930)   (  251,571)
Extensions and discoveries                   136,448          74,673            777        99,326
Revisions of previous estimates               43,898          37,060        126,576       668,393
                                           ---------        ---------       -------     ---------

Proved reserves, Dec. 31, 2004               497,613         356,073        400,106     3,169,820
Production                                (   25,210)      (  19,811)      ( 17,486)   (  206,331)
Extensions and discoveries                   190,764         113,646          3,370        47,460
Revisions of previous estimates           (    5,440)          1,178       ( 66,631)      290,194
                                           ---------        ---------       -------     ---------

Proved reserves, Dec. 31, 2005               657,727         451,086        319,359     3,301,143
Production                                (   23,532)      (  19,349)      ( 14,704)   (  183,055)
Sale of minerals in place                 (   14,523)      (   4,606)          -            -
Extensions and discoveries                      -              1,797           -           11,075
Revisions of previous estimates           (  170,779)      ( 116,983)      (159,354)   (1,281,247)
                                           ---------        --------        -------     ---------

Proved reserves, Dec. 31, 2006               448,893         311,945        145,301     1,847,916
                                            =========       ========        =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 2004                         497,613         356,073        400,106     3,169,820
                                           =========        ========        =======     =========
   December 31, 2005                         657,727         451,086        319,359     3,301,143
                                           =========        ========        =======     =========
   December 31, 2006                         448,893         311,945        145,301     1,847,916
                                           =========         =======        =======     =========



5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2006 and 2005 are as follows:

                                                 P-7 Partnership
                                                 ---------------

                                                            2006
                               -------------------------------------------------------------
                                 First            Second             Third        Fourth
                              Quarter(2)         Quarter(2)        Quarter(2)     Quarter
                              ----------         ----------        ----------    ----------

Total Revenues                 $655,516         $  723,658        $  626,350     $369,607
Gross Profit(1)                 606,292            692,459           580,548      126,184
Income from continuing
   operations                   529,847            639,699           528,436       69,569
Income from discontinued
   operations                   407,168            414,960           428,024      921,195
Net Income                      937,015          1,054,659           956,460      990,764
Limited Partners' net
   Income per Unit                 4.44               5.00             4.54          4.61


                                                            2005
                              ------------------------------------------------------------
                                 First            Second            Third         Fourth
                              Quarter(2)         Quarter(2)       Quarter(2)     Quarter(2)
                              ----------        ----------        ----------     ---------

Total Revenues                 $611,986         $  603,453        $  774,862     $595,944
Gross Profit(1)                 587,849            566,656           722,891      526,422
Income from continuing
   operations                   513,758            513,799           670,235      469,769
Income from discontinued
   operations                   242,035            240,175           391,246      289,970
Net Income                      755,793            753,974         1,061,481      759,739
Limited Partners' net
   Income per Unit                 3.58               3.57              5.02         3.58


------------
(1)  Total  revenues less  depletion of Net Profits  Interests and  impairment provision.
(2)  Quarterly  and prior year amounts have been  restated to reflect the sale of the Plains  Unit  during  2006 and assets held for sale as of December 31,  2006  as  discontinued  operations,  as  described  in Note 6 to the financial statements of the
     Partnership.







                  [Remainder of Page Intentionally Left Blank]


                                                 P-8 Partnership
                                                 ---------------

                                                            2006
                              ----------------------------------------------------------
                                 First            Second           Third        Fourth
                              Quarter(2)        Quarter(2)       Quarter(2)     Quarter
                              ----------        ----------       ----------    ---------

Total Revenues                 $406,713          $448,148        $391,000       $253,677
Gross Profit(1)                 377,757           429,286         362,219        125,533
Income from continuing
   operations                   321,535           396,428         329,739         88,552
Income from discontinued
   operations                   255,547           268,126         274,834        509,034
Net Income                      577,082           664,554         604,573        597,586
Limited Partners' net
   Income per Unit                 4.43              5.14            4.65           4.55


                                                            2005
                              -----------------------------------------------------------
                                 First           Second           Third         Fourth
                              Quarter(2)        Quarter(2)       Quarter(2)    Quarter(2)
                              ----------        ----------       ----------    ----------

Total Revenues                 $357,401          $379,666        $483,096       $415,816
Gross Profit(1)                 343,502           358,757         448,643        375,409
Income from continuing
   operations                   289,476           325,734         415,852        338,523
Income from discontinued
   operations                   157,548           155,551         252,007        188,232
Net Income                      447,024           481,285         667,859        526,755
Limited Partners' net
   Income per Unit                 3.44              3.70            5.13           4.05





------------
(1)  Total  revenues less  depletion of Net Profits  Interests and  impairment provision.
(2)  Quarterly  and prior year amounts have been  restated to reflect the sale of the
     Plains Unit during  2006 and assets held for sale as of December 31,  2006  as discontinued  operations,  as  described  in Note 6 to the financial statements of the Partnership.



                  [Remainder of Page Intentionally Left Blank]

6.    DISCONTINUED OPERATIONS

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. On October 11, 2006, the Partnerships sold their interests in the Plains Unit at a large public oil and gas auction which resulted in proceeds of approximately $769,000 and $394,000 (net of fees), respectively, to the P-7 and P-8
Partnerships. The sale resulted in a gain on disposal of discontinued operations of approximately $691,000 and $354,000, respectively, for the P-7 and P-8 Partnerships. Additional properties will be sold at auctions in 2007. The property sold in the October auction and those scheduled to be sold in 2007 auctions represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the planned sale, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests.

      Net income from discontinued operations is as follows:


                                   P-7 Partnership
                                   ---------------

                                       2006               2005               2004
                                    ------------       ------------       -----------
Net profits                          $1,551,019         $1,284,050         $957,946
Depreciation, depletion, and
   amortization of oil and gas
   properties                       (    70,781)       (   120,624)       ( 112,311)
                                       ---------         ---------          -------
Income from discontinued
   operations                        $1,480,238         $1,163,426         $845,635
                                       =========         =========          =======



                                   P-8 Partnership
                                   ---------------

                                       2006               2005               2004
                                   ------------       ------------       -----------

Net profits                          $  997,553         $  827,377         $614,760
Depreciation, depletion, and
   amortization of oil and gas
   properties                       (    44,065)       (    74,039)       (  69,455)
                                      ---------          ---------          -------
Income from discontinued
   operations                        $  953,488         $  753,338         $545,305
                                      =========          =========          =======



Assets of the discontinued operations as of December 31, 2006 were as follows:

                                                                   P-7
                                                                Partnership
                                                                -----------
      Accounts payable - Net Profits                           ($  377,900)
      Net Profits Interests                                      8,075,604
      Accumulated depreciation, depletion,
         amortization and valuation allowance                  ( 4,636,983)
                                                                 ---------
      Net assets held for sale                                  $3,060,721
                                                                 =========


                                                                   P-8
                                                                Partnership
                                                                -----------
      Accounts payable - Net Profits                           ($  216,754)
      Net Profits Interests                                      4,611,390
      Accumulated depreciation, depletion,
         amortization and valuation allowance                  ( 2,478,693)
                                                                 ---------
      Net assets held for sale                                  $1,915,943
                                                                 =========



7.    SUBSEQUENT EVENT

      On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate on December 31, 2007.

     The following unaudited pro forma balance sheets as of December 31, 2006 give effect to a change from the going concern basis of accounting to the liquidation basis of accounting. The unaudited pro forma balance sheets are presented as if the change had occurred on December 31, 2006. The unaudited pro forma balance sheets are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma balance sheets. While these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding (i) future net cash flows until the properties are sold and (ii) sales prices which will be received for the properties through the liquidation process. Actual current and future prices and costs as well as the prices purchasers are willing to pay at the time the properties are sold may differ materially from the estimates used in the preparation of the unaudited liquidation basis balance sheets.


                 GEODYNE INSTITUTION/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                 Unaudited Pro Forma Balance Sheet
                                              December 31, 2006

                                                            Pro Forma
                                                           Adjustments
                                                          To Liquidation         Liquidation
                                                         Basis Accounting           Basis
                                        Historical           (Note B)             Pro Forma
                                       -----------       ----------------        -----------

CURRENT ASSETS:
   Cash and cash equivalents           $  934,103         ($   934,103)               -
   Assets held for sale                 3,060,721         (  3,060,721)               -
                                        ---------           ----------           ----------
         Total current assets          $3,994,824         ($ 3,994,824)               -

NET PROFITS INTEREST utilizing
   the successful efforts
   method                               1,712,781         ($ 1,712,781)
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value               -               17,794,395            17,794,395
                                        ---------           ----------            ----------
                                       $5,707,605          $12,086,790           $17,794,395
                                        =========           ==========            ==========




                                                            Pro Forma
                                                           Adjustments
                                                          To Liquidation        Liquidation
                                                         Basis Accounting          Basis
                                        Historical           (Note B)            Pro Forma
                                       -----------       ----------------       -----------
CURRENT LIABILITIES:
   Accounts payable: Net
     Profits                           $  195,808         ($   195,808)        $    -
                                        ---------           ----------          ----------
      Total current
        liabilities                    $  195,808         ($   195,808)              -


PARTNER'S CAPITAL (DEFICIT):
   General Partner                    ($   49,973)         $ 1,581,853         $ 1,531,880
   Limited Partners, issued
     and outstanding
     188,702 units                      5,561,770           10,700,745          16,262,515
                                        ---------           ----------          ----------
      Total partners'
         capital                       $5,511,797          $12,282,598         $17,794,395
                                        ---------           ----------          ----------
                                       $5,707,605          $12,086,790         $17,794,395
                                        =========           ==========          ==========




                GEODYNE INSTITUTION/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                Unaudited Pro Forma Balance Sheet
                                       December 31, 2006

                                                           Pro Forma
                                                          Adjustments
                                                         To Liquidation         Liquidation
                                                        Basis Accounting           Basis
                                        Historical          (Note B)             Pro Forma
                                       -----------      ----------------        -----------

CURRENT ASSETS:
   Cash and cash equivalents           $  621,916        ($   621,916)          $      -
   Assets held for sale                 1,915,943        (  1,915,943)                 -
                                        ---------          ----------            ----------
         Total current assets          $2,537,859        ($ 2,537,859)          $      -

NET PROFITS INTEREST utilizing
   the successful efforts
   method                               1,024,712        (  1,024,712)                 -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value                -             11,264,733            11,264,733
                                        ---------          ----------            ==========
                                       $3,562,571        $  7,702,162           $11,264,733
                                        =========          ==========            ==========





                                                           Pro Forma
                                                          Adjustments
                                                         To Liquidation         Liquidation
                                                        Basis Accounting           Basis
                                        Historical          (Note B)             Pro Forma
                                       -----------      ----------------        -----------

CURRENT LIABILITIES:
   Accounts Payable: Net
      Profits                          $  172,325        ($   172,325)          $     -

                                        ---------         -----------            ----------
      Total current
        liabilities                    $  172,325        ($   172,325)                -


PARTNER'S CAPITAL (DEFICIT):
   General Partner                    ($   17,672)        $   989,729           $   972,057
   Limited Partners, issued
     and outstanding
     116,168 units                      3,407,918           6,884,758            10,292,676
                                        ---------          ----------            ----------
      Total partners'
         capital                       $3,390,246         $ 7,874,487           $11,264,733
                                        ---------          ----------            ----------
                                       $3,562,571         $ 7,702,162           $11,264,733
                                        =========          ==========            ==========



      NOTE A - Basis of presentation

      The unaudited pro forma balance sheets as of December 31, 2006 are presented as if the change in the basis of accounting from the going concern basis to the liquidation basis occurred on December 31, 2006. The liquidation basis of accounting reports the net assets of the partnerships at their net realizable value.


      NOTE B - Pro forma adjustments

      Adjustments have been made to reduce all balance sheet categories into one line, net assets of partnership in liquidation, which is an estimate of the net fair value of all partnership assets and liabilities. Cash, accounts receivable, and accounts payable have all been valued at their historical cost, which approximates fair value. Oil and gas properties have been valued at their estimated net sales price, which have been estimated utilizing discounted cash flows based on strip pricing as of February 5, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non- producing reserves and 20% for proved undeveloped reserves. An adjustment has been made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision has also been made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnerships in liquidation to the General Partner and limited partners were calculated using the current allocation of income and expense, which may change.

                               INDEX TO EXHIBITS
                               -----------------

Exh.
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

 4.9 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.9 to Annual Report on Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

 4.10 Seventh Amendment to Agreement of Limited Partnership dated October 27, 2005 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on March 29, 2006, as Exhibit 4.10 to Annual Report on
         Form 10-K for period ended December 31, 2005, and is hereby incorporated by reference.

 4.11 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.12 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.13 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.14 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.15 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.16 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.14 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.17 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.15 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.18 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.16 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.19 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.17 to Annual Report on
         Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

 4.20 Seventh Amendment to Agreement of Limited Partnership dated October 27, 2005 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on March 29, 2006, as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2005, and is hereby incorporated by reference.

*23.1    Consent   of   Ryder   Scott   Company,    L.P.   for   the   Geodyne
         Institutional/Pension Energy Income Limited Partnership P-7.

*23.2    Consent   of   Ryder   Scott   Company,    L.P.   for   the   Geodyne
         Institutional/Pension Energy Income Limited Partnership P-8.

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