Form 10-Q
period 2007-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7
filed 2007-08-20
CIK 888239, 888240

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007


Commission File Number: P-7:  0-20265           P-8:  0-20264


       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
      ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                                               P-7 73-1367186
                  Oklahoma                     P-8 73-1378683
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                        No.)
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

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

                          PART I. FINANCIAL INFORMATION

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
              STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                JUNE 30,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $19,839,341
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $   516,148
   Limited Partners, issued and
      outstanding, 188,702 units                                19,323,193
                                                               -----------
        Total Partners' capital                                $19,839,341
                                                               ===========





























            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO JUNE 30,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 5,677,609
   Adjust assets to fair value, net of
      estimated selling costs                                    13,526,705
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    519,858)
   Revenues from February 5, 2007 to March 31, 2007                 579,627
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (     69,870)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $19,194,213

   Change in fair value of assets, net of
      estimated selling costs                                     1,954,263
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (  1,756,786)
   Revenues from April 1, 2007 to June 30, 2007                     520,540
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (     72,889)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $19,839,341
                                                                ===========


















            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                  BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS

                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  934,103
   Assets held for sale (Note 3)                                 3,060,721
                                                                ----------
        Total current assets                                    $3,994,824

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                                 1,712,781
                                                                ----------
                                                                $5,707,605
                                                                ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                                               $  195,808
                                                                ----------
        Total current liabilities                               $  195,808

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   49,973)
   Limited Partners, issued and
      outstanding, 188,702 units                                 5,561,770
                                                                ----------
        Total Partners' capital                                 $5,511,797
                                                                ----------
                                                                $5,707,605
                                                                ==========










            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                                  THREE MONTHS
                                                                      ENDED
                                                                     JUNE 30,
                                                                      2006
                                                                  ------------

REVENUES:
   Net Profits                                                     $  715,457
   Interest income                                                      8,201
                                                                   ----------
                                                                   $  723,658

COSTS AND EXPENSES:
   Depletion of  Net Profits
      Interests                                                    $   31,199
   General and administrative
      (Note 2)                                                         52,760
                                                                   ----------
                                                                   $   83,959
                                                                   ----------

INCOME FROM CONTINUING OPERATIONS                                  $  639,699

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                        414,960
                                                                   ----------
NET INCOME                                                         $1,054,659
                                                                   ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                                   $   65,958
   Net income from discontinued
      operations                                                       44,418
                                                                   ----------
   NET INCOME                                                      $  110,376
                                                                   ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                   $  573,741
   Net income from discontinued
      operations                                                      370,542
                                                                   ----------
   NET INCOME                                                      $  944,283
                                                                   ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                             $     3.04
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                                   1.96
                                                                   ----------
NET INCOME PER UNIT                                                $     5.00
                                                                   ==========

UNITS OUTSTANDING                                                     188,702


































            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM          SIX MONTHS
                                             JANUARY 1, TO           ENDED
                                              FEBRUARY 4,           JUNE 30,
                                                 2007                 2006
                                             -------------         ----------

REVENUES:
   Net Profits                                   $ 84,930          $1,360,739
   Interest income                                  2,508              18,435
                                                 --------          ----------
                                                 $ 87,438          $1,379,174

COSTS AND EXPENSES:
   Depletion of  Net Profits
      Interests                                  $ 13,193          $   80,423
   General and administrative
      (Note 2)                                     19,632             129,205
                                                 --------          ----------
                                                 $ 32,825          $  209,628
                                                 --------          ----------

INCOME FROM CONTINUING OPERATIONS                $ 54,613          $1,169,546

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    136,032             822,128
                                                 --------          ----------
NET INCOME                                       $190,645          $1,991,674
                                                 ========          ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $  6,398          $  122,349
   Net income from discontinued
      operations                                   13,763              87,937
                                                 --------          ----------
   NET INCOME                                    $ 20,161          $  210,286
                                                 ========          ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $ 48,215          $1,047,197
   Net income from discontinued
      operations                                  122,269             734,191
                                                 --------          ----------
   NET INCOME                                    $170,484          $1,781,388
                                                 ========          ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.26          $     5.55
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               0.65                3.89
                                                 --------          ----------
NET INCOME PER UNIT                              $   0.91          $     9.44
                                                 ========          ==========

UNITS OUTSTANDING                                 188,702             188,702


































            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                 PERIOD FROM        SIX MONTHS
                                                JANUARY 1, TO          ENDED
                                                 FEBRUARY 4,         JUNE 30,
                                                    2007               2006
                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  190,645         $1,991,674
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        interests                                    14,972            144,029
      Settlement of asset retirement
        obligation                              (     5,177)       (       261)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                      33,229        (   149,176)
                                                 ----------         ----------
Net cash provided by operating
   activities                                    $  233,669         $1,986,266
                                                 ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   44,552)       ($  413,226)
                                                 ----------         ----------
Net cash used by investing
   activities                                   ($   44,552)       ($  413,226)
                                                 ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($   24,833)       ($1,789,240)
                                                 ----------         ----------
Net cash used by financing
   activities                                   ($   24,833)       ($1,789,240)
                                                 ----------         ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $  164,284        ($  216,200)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              934,103          1,438,955
                                                 ----------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,098,387         $1,222,755
                                                 ==========         ==========


            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
              STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)


                                                                JUNE 30,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $12,615,029
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $   450,169
   Limited Partners, issued and
      outstanding, 116,168 units                                12,164,860
                                                               -----------
        Total Partners' capital                                $12,615,029
                                                               ===========
































            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO JUNE 30,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 3,496,796
   Adjust assets to fair value, net of
      estimated selling costs                                     8,658,231
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    334,778)
   Revenues from February 5, 2007 to March 31, 2007                 365,285
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (     53,500)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $12,132,034

   Change in fair value of assets, net of
      estimated selling costs                                     1,225,946
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (  1,056,927)
   Revenues from April 1, 2007 to June 30, 2007                     362,869
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (     48,893)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $12,615,029
                                                                ===========


















            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                  BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS

                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  621,916
   Assets held for sale (Note 3)                                 1,915,943
                                                                ----------
        Total current assets                                    $2,537,859

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                                 1,024,712
                                                                ----------
                                                                $3,562,571
                                                                ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                                               $  172,325
                                                                ----------
        Total current liabilities                               $  172,325

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   17,672)
   Limited Partners, issued and
      outstanding, 116,168 units                                 3,407,918
                                                                ----------
        Total Partners' capital                                 $3,390,246
                                                                ----------
                                                                $3,562,571
                                                                ==========










            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                                  THREE MONTHS
                                                                      ENDED
                                                                     JUNE 30,
                                                                      2006
                                                                  ------------

REVENUES:
   Net Profits                                                       $442,589
   Interest income                                                      5,559
                                                                     --------
                                                                     $448,148

COSTS AND EXPENSES:
   Depletion of  Net Profits
      Interests                                                      $ 18,862
   General and administrative
      (Note 2)                                                         32,858
                                                                     --------
                                                                     $ 51,720
                                                                     --------

INCOME FROM CONTINUING OPERATIONS                                    $396,428

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                        268,126
                                                                     --------
NET INCOME                                                           $664,554
                                                                     ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                     $ 40,784
   Net income from discontinued
      operations                                                       28,628
                                                                     --------
   NET INCOME                                                        $ 69,412
                                                                     ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                     $355,644
   Net income from discontinued
      operations                                                      239,498
                                                                     --------
   NET INCOME                                                        $595,142
                                                                     ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                               $   3.07
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                                   2.07
                                                                     --------
NET INCOME PER UNIT                                                  $   5.14
                                                                     ========

UNITS OUTSTANDING                                                     116,168

































            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                              PERIOD FROM          SIX MONTHS
                                             JANUARY 1, TO           ENDED
                                              FEBRUARY 4,           JUNE 30,
                                                 2007                 2006
                                             -------------         ----------

REVENUES:
   Net Profits                                   $ 54,450          $  842,663
   Interest income                                  1,649              12,198
                                                 --------          ----------
                                                 $ 56,099          $  854,861

COSTS AND EXPENSES:
   Depletion of  Net Profits
      Interests                                  $  7,940          $   47,818
   General and administrative
      (Note 2)                                     12,892              89,080
                                                 --------          ----------
                                                 $ 20,832          $  136,898
                                                 --------          ----------

INCOME FROM CONTINUING OPERATIONS                $ 35,267          $  717,963

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     85,522             523,673
   Gain on disposal of discontinued
      operations                                    1,315                   -
                                                 --------          ----------
NET INCOME                                       $122,104          $1,241,636
                                                 ========          ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $  4,076          $   74,880
   Net income from discontinued
      operations                                    8,784              55,906
                                                 --------          ----------
   NET INCOME                                    $ 12,860          $  130,786
                                                 ========          ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $ 31,191          $  643,083
   Net income from discontinued
      operations                                   78,053             467,767
                                                 --------          ----------
   NET INCOME                                    $109,244          $1,110,850
                                                 ========          ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.27          $     5.54
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               0.67                4.03
                                                 --------          ----------
NET INCOME PER UNIT                              $   0.94          $     9.57
                                                 ========          ==========

UNITS OUTSTANDING                                 116,168             116,168

































            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                 PERIOD FROM        SIX MONTHS
                                                JANUARY 1, TO         ENDED
                                                 FEBRUARY 4,         JUNE 30,
                                                    2007               2006
                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $122,104         $1,241,636
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        interests                                     9,049             87,133
      Gain on disposal of discontinued
        operations                                (   1,315)                 -
      Settlement of asset retirement
        obligation                                (   2,648)       (       161)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                      25,832        (    51,751)
                                                   --------         ----------
Net cash provided by operating
   activities                                      $153,022         $1,276,857
                                                   --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 27,939)       ($  240,864)
                                                   --------         ----------
Net cash used by investing
   activities                                     ($ 27,939)       ($  240,864)
                                                   --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($ 15,554)       ($1,166,392)
                                                   --------         ----------
Net cash used by financing
   activities                                     ($ 15,554)       ($1,166,392)
                                                   --------         ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                $109,529        ($  130,399)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              621,916            925,925
                                                   --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $731,445         $  795,526
                                                   ========         ==========


            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and six months ended June 30, 2006. On
      February 5, 2007, Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships") mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of June 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for direct expenses that will be incurred related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses, which may change if a Partnership's distributions from the commencement of the property investment period reach a yearly average equal to at least 12% of the limited partners subscriptions.

      As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which Partnerships' Net Profits Interests are carved out are referred to as "Working Interests".

      The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of the Partnerships' Net Profits Interests in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the partners.

      The following table presents the estimated change in fair value of the net assets of Partnership in liquidation presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the Unaudited Statements of Changes in Net Assets of Partnership in Liquidation at June 30, 2007.

                            General          Limited
      Partnership           Partner          Partners           Total
      -----------          ---------        ----------        ----------
         P-7               $ 92,000           $828,000          $920,000
         P-8                 70,000            634,000           704,000


      ACCOUNTING POLICIES
      -------------------

      The Unaudited Statements of Net Assets of Partnership in Liquidation as of June 30, 2007, Unaudited Statements of Changes in Net Assets of Partnership in Liquidation as of June 30, 2007, Unaudited Statements of Operations for the period from January 1, 2007 to February 4, 2007 and the three and six months ended June 30, 2006, and Unaudited Statements of Cash Flows for the period from January 1, 2007 to February 4, 2007 and the six months ended June 30, 2006 were prepared by the General Partner. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the fair value of net assets of Partnership in liquidation at June 30, 2007, the unaudited results of operations for the period from January 1, 2007 to February 4, 2007 and the three and six months ended June 30, 2006, unaudited results of changes in net assets of Partnership in liquidation from February 5, 2007 to June 30, 2007, and the unaudited cash flows for the period from January 1, 2007 to February 4, 2007 and the six months ended June 30, 2006.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2006. The results of operations for the period ending

      February 4, 2007 and the changes in fair value of net assets of Partnership in liquidation for the period ending June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      STATEMENTS OF CASH FLOWS
      ------------------------

      Cash flows from operating, investing and financing activities presented in the Unaudited Statements of Cash Flows include cash flows attributable to discontinued operations and assets held for sale for all periods presented.


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes in net assets of Partnership in liquidation.


      PARTNERSHIP TERMINATION
      -----------------------

      Pursuant to the terms of the Partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the third two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. The reader should refer to
      Note 4 - Partnership Termination to the unaudited financial statements for additional information regarding this matter.

      RECLASSIFICATION
      ----------------

      Certain prior year balances were reclassified to conform with current year presentation.

      NET PROFITS INTERESTS
      ---------------------

      Before  implementation  of  the  liquidation  basis  of  accounting,   the
      Partnerships followed the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalized all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a net profits interest or other non-operating interest in producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of Net Profits Interests acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner prior to their transfer to the Partnerships.

      Depletion of the cost of Net Profits interests was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depletion of its Net Profits Interests included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation were eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting and no longer calculate depreciation, depletion, and amortization.

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

      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Cash flows will not be affected until wells are actually plugged and abandoned. The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. The general and administrative expenses are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. During the three months ended June 30, 2007, the following payments were made to the General Partner or its affiliates by the
      Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $16,076                   $49,659
               P-8                   12,643                    30,570

      During the six months ended June 30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $49,562                   $99,318
               P-8                   43,737                    61,140

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The following approximate dollar amounts of compensation were paid by the Partnerships to the affiliates.

                             Three Months Ended         Six Month Ended
            Partnership         June 30, 2007            June 30, 2007
            -----------      -------------------      -------------------
               P-7                $12,000                    $24,000
               P-8                  7,000                     14,000


3.    DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. These properties were classified as assets held for sale.

      The properties classified as assets held for sale represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS
      144). Accordingly, current year results for the period of January 1, 2007 through February 4, 2007 for these properties were classified as discontinued operations, and prior periods were restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements for additional information regarding this matter.

     Net income from discontinued operations is as follows:

                              P-7 Partnership
                              ---------------

                                                                Three Months
                                                                   Ended
                                                                  June 30,
                                                                    2006
                                                               -------------

      Net Profits                                                 $447,428
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                               (  32,468)
                                                                  --------
      Income from discontinued
         operations                                               $414,960
                                                                  ========


                                              Period from       Six Months
                                             January 1, to         Ended
                                              February 4,         June 30,
                                                 2007               2006
                                             ------------      -------------

      Net Profits                               $137,811          $885,734
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties             (   1,779)        (  63,606)
                                                --------          --------
      Income from discontinued
         operations                             $136,032          $822,128
                                                ========          ========


                              P-8 Partnership
                              ---------------

                                                                Three Months
                                                                   Ended
                                                                  June 30,
                                                                   2006
                                                               -------------

      Net profits                                                 $288,293
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                               (  20,167)
                                                                  --------
      Income from discontinued
         operations                                               $268,126
                                                                  ========

                                              Period from       Six Months
                                             January 1, to         Ended
                                              February 4,         June 30,
                                                 2007               2006
                                             ------------      -------------

      Net profits                               $ 86,631          $562,988
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties             (   1,109)        (  39,315)
                                                --------          --------
      Income from discontinued
         operations                             $ 85,522          $523,673
                                                ========          ========

Assets of the discontinued operations as of December 31, 2006 were as follows:

                                                                   P-7
                                                                Partnership
                                                                -----------

      Accounts payable - Net Profits                            ($  377,900)
      Net Profits Interests                                       8,075,604
      Accumulated depreciation, depletion,
         amortization and valuation allowance                   ( 4,636,983)
                                                                 ----------
      Net assets held for sale                                   $3,060,721
                                                                 ==========


                                                                   P-8
                                                                Partnership
                                                                -----------

      Accounts payable - Net Profits                            ($  216,754)
      Net Profits Interests                                       4,611,390
      Accumulated depreciation, depletion,
         amortization and valuation allowance                   ( 2,478,693)
                                                                 ----------
      Net assets held for sale                                   $1,915,943
                                                                 ==========


4.    PARTNERSHIP TERMINATION
      -----------------------

      The Partnerships would have terminated on February 28, 2002 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension, thereby extending the termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i)
      the Partnerships will terminate on December 31, 2007 and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process required by the Partnership Agreements and state law.

      The General Partner commenced liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

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

      In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner ceased processing transfers among third parties which were not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.

5.    SUBSEQUENT EVENT
      ----------------

      On August 8, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds (net of Fees)

                                                  Samson
                           Independent           Resources
      Partnership         Third Parties           Company           Total
      -----------         -------------         -----------      ----------
         P-7                  $492,000            $439,000         $931,000
         P-8                   340,000             234,000          574,000

      The sale resulted in gains of approximately $132,000 and $109,000, respectively, to the P-7 and P-8 Partnerships.

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


PARTNERSHIP TERMINATION
-----------------------

      Pursuant to the terms of the Partnership Agreements, the Partnerships would have terminated on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the third two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. The reader should refer to Note 4 - Partnership Termination to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

GENERAL
-------

      The Partnerships are engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.


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

      On May 9, 2007, the Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                                      Proceeds
            Partnership             (net of fees)              Gain
            -----------             ------------            ----------
               P-7                   $13,873,000            $1,750,000
               P-8                     8,117,000             1,042,000

      Net  proceeds  from  operations  less  necessary   operating  capital  are
      distributed to the Limited Partners on a quarterly basis. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2007 and the net revenue generated from future operations and property sales will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution.

      The reader should refer to the discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The unaudited financial statements included in this Quarterly Report on Form 10-Q are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and six months ended June 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of June 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for direct expenses that will be incurred related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses, which may change if a Partnership's distributions from the commencement of the property investment period reach a yearly average equal to at least 12% of the limited partners subscriptions.

      Prior to the adoption of the liquidation basis of accounting, the Partnerships followed the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalized all acquisition costs. Such acquisition costs included costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interests, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consisted of the cost of acquiring the underlying properties adjusted for the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner.

      Depletion of the cost of Net Profits interests was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depletion of its Net Profits Interests included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation were eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting and no longer calculate depreciation, depletion, and amortization.

      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is a recorded as reduction of accounts receivable.

      Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. The asset retirement obligations are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements included in Part I,
      Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes in net assets of Partnership in liquidation.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The net present values of the Partnerships' reserves are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

      The net present value of the Partnerships' reserves was estimated utilizing discounted cash flows based on strip pricing as of June 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. Recently, the sale of oil and gas properties is a significant source of net revenues. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the
      Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

              *      Worldwide and domestic supplies of oil and natural gas;
              * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
              * Political instability or armed conflict in oil-producing regions or around major shipping areas;
              *      The level of consumer demand and overall economic activity;
              *      The competitiveness of alternative fuels;
              * Weather conditions and the impact of weather- related events;
              *      The availability of pipelines for transportation;
              *      Domestic and foreign government regulations and taxes;
              *      Market expectations; and
              *      The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing);
            * Completion of enhanced recovery projects which increase production for the well; and
            *     Sales of properties.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      P-7 PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                             Period from
                                                            January 1, to
                                                             February 4,
                                                                2007
                                                            -------------
      Net Profits                                              $ 84,930
      Barrels produced                                            1,857
      Mcf produced                                               23,070
      Average price/Bbl                                        $  49.21
      Average price/Mcf                                        $   5.35

      Income and expenses for the P-7 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and six months ended June 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            9,903
      Mcf produced                                               48,205
      Average price/Bbl                                        $  53.95
      Average price/Mcf                                        $   6.46


      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $552,772
      Interest income                                             5,301
      Other income                                               21,554
                                                               --------
                                                               $579,627
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expense                                        $  6,357
      General and administrative                                 63,513
                                                               --------
                                                               $ 69,870
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            9,128
      Mcf produced                                               61,212
      Average price/Bbl                                        $  60.45
      Average price/Mcf                                        $   6.09

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $514,422
      Interest income                                             6,118
                                                               --------
                                                               $520,540
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expense                                        $  7,154
      General and administrative                                 65,735
                                                               --------
                                                               $ 72,889
                                                               ========


      P-8 PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Net Profits                                              $ 54,450
      Barrels produced                                            1,074
      Mcf produced                                               15,541
      Average price/Bbl                                        $  49.13
      Average price/Mcf                                        $   5.32

      Income and expenses for the P-8 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and six months ended June 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            5,959
      Mcf produced                                               32,568
      Average price/Bbl                                        $  53.89
      Average price/Mcf                                        $   6.40

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $351,111
      Interest income                                             3,144
      Other income                                               11,030
                                                               --------
                                                               $365,285
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expense                                        $  4,728
      General and administrative                                 48,772
                                                               --------
                                                               $ 53,500
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            5,713
      Mcf produced                                               43,719
      Average price/Bbl                                        $  60.18
      Average price/Mcf                                        $   6.16




      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $358,518
      Interest income                                             4,351
                                                               --------
                                                               $362,869
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expense                                        $  5,680
      General and administrative                                 43,213
                                                               --------
                                                               $ 48,893
                                                               ========

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4T.    CONTROLS AND PROCEDURES

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

            During the period covered by this Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                                INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                                INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                              BY:   GEODYNE RESOURCES, INC.
                                    General Partner


Date:  August 20, 2007        By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 20, 2007        By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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